Form 10KSB
period 1996-06-30
SC&T INTERNATIONAL INC
filed 1996-09-27
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For fiscal year ended June 30, 1996

                         Commission file number 0-27382

                         ------------------------------


                            SC&T INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

         ARIZONA                                         86-0737579
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             3837 E. LaSalle Street
                             Phoenix, Arizona 85040
                                 (602) 470-1334

    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year:  $3,771,123.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
As of September 10, 1996 - $3,273,080.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 10, 1996 - 5,015,313.

Documents incorporated by reference:  Not Applicable.

                            SC&T INTERNATIONAL, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                         FISCAL YEAR ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                         Page


PART I

     ITEM 1.      BUSINESS                                                                 1
     ITEM 2.      PROPERTIES                                                              12
     ITEM 3.      LEGAL PROCEEDINGS                                                       12
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     13
PART II

     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                                     13
     ITEM 6.      SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                              14
     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             18
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE                                     18

PART III

     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                  EXCHANGE ACT OF 1934                                                    18
     ITEM 10.     EXECUTIVE COMPENSATION                                                  20
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                          20
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          22

PART IV

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                        23

SIGNATURES                                                                                25

                                     PART I

ITEM 1.   BUSINESS

General

          The Company develops and markets accessory and peripheral products for the multimedia, interactive, and communications segments of the PC and video game industries. The Company's products include fully-integrated multimedia stereo keyboards, CD-ROM storage systems, various aftermarket equalizer/amplifiers, sound enhancement products, sub-woofer sound systems, PC volume controllers, CD-ROM audio cables and a line of PC and video arcade racing wheels for SEGA, Nintendo, Sony Playstation, and IBM PCs.

          The Company focuses on the multimedia, interactive, and communications segments of the industry, developing technology to furnish one-step, integrated solutions for the PC user interested in updating existing equipment. The Company began operations in June 1993 and achieved sales of approximately $3,517,000 and $3,771,000 during the years ended June 30, 1995 and June 30, 1996, respectively. Although the Company's revenue has increased significantly since inception, the Company recorded a loss of approximately $792,000 and $2,688,000 for the years ended June 30, 1995 and June 30, 1996, respectively.

Industry Overview

          The market for multimedia applications and equipment is evolving rapidly and is characterized by rapid technological change. Unlike certain other segments of the computer market, the multimedia segment is consumer driven. As a result, many PC manufacturers have redesigned their product mix to dramatically increase the multimedia portion of their product line. Some have reconfigured their product lines so that 100% of their products offer multimedia capabilities.

          BIS Strategic Decisions ("BIS") estimates that the total sales of multimedia home personal computers in the United States totaled 4.6 million units in 1995, up 29% from the 3.5 million units sold in 1994. Total growth in the installed base of home personal computers in the United States in 1995 was estimated by BIS at 12% or approximately 3.6 million computers. By 2000, BIS predicts the installed base of home personal computers will be in excess of 50 million units, representing a compounded annual increase of 45% from the installed base in 1995.

          Further growth of the consumer market is expected if multimedia applications successfully integrate home computing, entertainment, and communication activities. BIS indicates that home computers accounted for approximately 26% of the 1995 PC market in the United States, up from approximately 24% in 1994. The Company believes that consumer demand for high-powered multimedia computers for the home will fuel projected growth in the multimedia computer market, resulting in an increase in potential demand for the Company's products.

_______________________

          PLATINUM SOUND is a trademark of the Company. This Report also refers to SEGA, Nintendo, Sony Playstation, IBM, Macintosh, Microsoft Windows 95, NMB, Maxiswitch, Silitek, Altec Lansing, Yamaha, Labtech, Best Data Products, Inc., Objix Multimedia Corp., GDT Softworks, Inc., Best Buy Products, Fry's Electronics, Inc., Babbages, Software, Etc., PC Connections, TigerDirect, Micro Warehouse, Inc., Dell Computer Corporation, Dell Products Ireland, Dell Products Malaysia, Computer 2000, Interdiscount, Actebis, Macrotron, Santech, Leader Distribuzeone, Maxiswitch, Virtual Realty Laboratories Inc., Thrustmaster and MadCatz, which are registered or unregistered trademarks of companies other than SC&T International, Inc., and the SRS symbol which is a registered trademark of SRS Labs, Inc.

Products

Integrated Multimedia Stereo Keyboard Products

          The Company currently produces two integrated multimedia stereo keyboards compatible with all IBM systems, CD-ROM drives, and sound cards. The PLATINUM SOUND model MSK-200 serves the high end of the market, and the PLATINUM SOUND model MAK-100 provides a low end, more affordable product. The Company intends to replace the MAK-100 with a mid-range model incorporating an AM-FM stereo radio. See "Business New Product Development" contained in Item 1 of this Report.

          Both models are teleconferencing ready and feature magnetically-shielded, four inch, full range, 16 watt stereo speakers, a built-in, high-density microphone, external microphone and headphone jacks, and a sliding volume control. In addition, the MSK-200 model features a 13 watt stereo amplifier, LED readout, an ergonomic wrist rest and sliding controls for bass-treble and left-right balance. The suggested retail price for the MSK-200 is $99.95 and for the MAK-100 is $49.95.

CD-ROM Storage Systems

          The Company offers CD-ROM and 3 1/2" computer diskette storage units. The units are available in black or white. The CD-ROM storage units hold up to 40 CD-ROM discs and the computer diskette storage units hold up to 40 diskettes. The suggested retail price for the CD-ROM storage units is $19.95. The suggested retail price for the computer diskette storage units is $14.95.

Multimedia Equalizer/Amplifier

          The Company offers a 100 watt peak performance Omni(TM) SRS(R) 3D Surround Sound equalizer/amplifier. This product features volume and balance controls and 7-band graphic equalization. This product offers high-fidelity SRS(R) Surround Sound, compatible with IBM and Macintosh PCs as well as with all computer sound cards. The equalizer/amplifier installs into a 3.5" drive bay or may be used externally, and has an autoswitch universal power supply that can be connected to a portable tape or compact disc player. The suggested retail price for the equalizer/amplifier is $49.95.

Base Sub-Woofer System

          The Company offers a 160 watt peak performance sub-woofer satellite speaker sound system. This product features volume and base controls and is available for the home stereo and PC markets. The suggested retail price for this product is $99.95.

Multimedia Volume Controller

          The Company markets a volume controller that allows easy access volume control, eliminating the inconvenience of adjusting volume at the sound card or with software volume control. The suggested retail price for the volume controller is $9.99.

CD-ROM Audio Cables

          The Company's original product is its universal twin head CD-audio cable featuring a universal twin head design and shielded cable. The universal twin head design allows retailers and OEMs to carry a significantly lower amount of inventory while maintaining the ability to provide cable that is compatible with any combination of sound card and CD-ROM drive.

Video Arcade Racing Wheels

          The Company's newest product, the PER4MER(TM) Turbo Wheel, is a line of video arcade racing wheels compatible with SEGA, Nintendo, Sony Playstation and IBM PCs. The wheel is an arcade style input device featuring analog and digital controls for the Sony Playstation and analog controls for all other platforms. The wheel plugs directly into the game port connection. The suggested retail price for this product is $49.95.

Marketing

          The Company markets its products internationally to the retail, OEM, corporate, and video game segments of the market through a combination of direct sales, a network of independent sales representatives, and its wholly owned European and U.K. marketing subsidiaries. The Company's products currently are marketed in 12 countries, including the United States, Belgium, Germany, France, Italy, Switzerland, the United Kingdom, Spain, Canada, and Russia. For the years ended June 30, 1995 and June 30, 1996, sales in the United States accounted for approximately 60% and 49%, respectively, of the Company's consolidated revenue, and sales in Europe accounted for approximately 40% and 51%, respectively, of the Company's consolidated revenue. Sales by SC&T Europe of products other than the Company's products represented approximately 22% of the Company's consolidated revenue for each of the years ended June 30, 1995 and June 30, 1996. In February 1996, the Company hired a Regional Sales Manager to oversee sales by its U.S. independent sales representatives. The Company has engaged approximately 10 independent sales representatives in the United States and approximately five in the U.K. and Europe. In the United States, a sales representative is typically paid a 4% commission and in the U.K. and Europe a 10% commission on sales. The Company has written agreements with its United States independent sales representatives, but has not entered into written agreements with its European independent sales representatives. Agreements with independent sales representatives have a term of one year, with certain cancellation provisions. The Company expects to renew its agreements as they expire.

          Retail outlets and catalogue companies in the United States which carry the Company's products include Best Buy Products, Fry's Electronics, Inc., Babbages, Software, Etc., PC Connections, TigerDirect and Micro Warehouse, Inc. The Company's OEM customers include Dell Computer Corporation, Dell Products Ireland and Dell Products Malaysia. Typically, the Company's customers carry a limited number of the Company's products.

          During 1996, the Company expanded its retail product line to focus mainly on products for sale to the retail market at prices under $100. The Company redirected its focus so that a majority of its product lines retail under $100. To achieve this product mix, the Company has identified suppliers able to supply product at lower costs and make design modifications that reduced manufacturing costs. While the Company believes it will continue to maintain reduced manufacturing costs, there can be no assurance that the Company will be successful in its efforts.

          During 1996, the Company hired marketing managers for its U.K. and European subsidiaries. The Company's current marketing efforts include advertising in trade and business publications, participation in domestic and international industry trade shows, and production of product literature and sales support tools. The Company's products are marketed under the registered trade name PLATINUM SOUND Multi-Media Products(TM). Packaging and operating manuals are produced in five languages, including Spanish, French, German, Italian, and English.

          The Company's European sales are invoiced in U.S. dollars and Belgian francs. The Company's sales from the United Kingdom will be invoiced in U.S. dollars and pounds sterling. Expenses of the Company's international operations are incurred in various foreign currencies, principally pounds sterling and the Belgian franc. Accordingly, the Company is subject to the risk of fluctuations in currency exchange rates. To date, the Company has not experienced any material net gain or loss due to foreign currency fluctuations. There can be no assurance that the Company will not experience material adverse effects on operations from foreign currency fluctuations in the future. See "Special Considerations - Risks Associated With International Sales; Currency Fluctuations" contained in Item 1 of this Report.

          In addition to sales to retail outlets, the Company currently markets its CD-ROM audio cables through OEMs. The Company also intends to expand sales of its products through the OEM and corporate segments of the market. There can be no assurance that the Company will be successful in this endeavor.

          During the years ended June 30, 1995 and June 30, 1996, Dell Computer Corporation represented approximately 22% and 12%, respectively, of the Company's revenue. The Company sells in response to purchase orders issued by Dell Computer Corporation. If Dell Computer Corporation discontinues or materially decreases its orders from the Company and the Company is unable to replace it with new customers, the Company's results of operations could be materially adversely effected.

New Product Development

          The Company currently is developing two new keyboard products which it expects to introduce in the fourth quarter of fiscal 1997; a keyboard that will incorporate an AM-FM stereo radio and an ergonomic styled keyboard with a dual clock calculator enhancement. The Company also is developing new sound enhancement product bundles to expand its current line of retail and OEM products. There can be no assurance that the Company will complete development of these products and introduce them on a timely basis.

          The Company has entered into a two-phase design and engineering services agreement with Design Continuum, Inc., a San Francisco based firm
("DCI"). Under the first phase, DCI designed the Company's next generation of integrated multimedia and communication keyboard products. Under the second phase of the agreement, DCI currently is performing mechanical engineering services needed to build the tooling for manufacture of the new products.

          During the years ended June 30, 1995 and June 30, 1996, the Company spent approximately $90,000 and $215,000, respectively, on research and development. The Company expects to incur approximately $200,000 in research and development expense in connection with development of new products during fiscal 1997.

Subsidiaries

          On December 31, 1994, the Company purchased all of the outstanding shares of SC&T Europe for 210,000 shares of the Company's Common Stock. This agreement was renegotiated in June 1996, resulting in the forfeiture of 200,000 shares and the obligation, subject to certain contingencies, to issue 25,000 shares of the Company's Common Stock. SC&T Europe was incorporated in Belgium in March 1989. SC&T Europe markets the Company's products and distributes other computer related products throughout Europe. For the year ended June 30, 1995 and June 30, 1996, sales by SC&T Europe accounted for approximately $1,414,000 and $1,905,000, respectively, of the Company's consolidated revenue.

          In August 1996, the Company established a wholly owned subsidiary, SC&T UK, responsible for sales in the United Kingdom and Eastern Europe. In September 1996, the Company established a wholly owned subsidiary, SC&T America, responsible for sales in the United States and Canada.

Competition

          The PC retail industry in general and the multimedia and video game markets in particular are highly competitive. Many of the Company's competitors have greater financial, technical, marketing, and sales resources than the Company. The Company's major competitors in the multimedia accessory and peripheral market are NMB, Maxiswitch, Silitek, Altec Lansing, Yamaha, and Labtech. The Company's major competitors in the video game market are Thrustmaster and MadCatz.

          Although the Company considers certain of its products to be proprietary, because the Company manufactures certain of its product lines through the assembly of component parts which are readily available in the world marketplace, there are few barriers that would prevent others from designing and assembling products similar to those sold by the Company.

          The Company believes the market for its fully-integrated multimedia stereo keyboards is an emerging market. The Company faces direct competition as well as indirect competition from various combinations of non- integrated product solutions for audio and voice-recognition computer applications. If the Company's products gain market acceptance and the multimedia market matures as expected, the Company anticipates that other companies will attempt to develop competing products.

          The Company competes primarily on the basis of design, quality, reliability, and the ease of use of its products. The Company also competes on value relative to the features offered by its products. Competitive price reductions may, however, have an adverse effect on the Company's revenue and profitability. See "Special Considerations - Competition" contained in Item 1 of this Report.

Intellectual Property Rights

          The Company's success is dependent, in part, on its proprietary information, technology and know-how. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, and confidentiality agreements to establish and protect its proprietary rights. Despite these efforts, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret.

          The Company has applied for a utility patent for the functional aspects of its multimedia stereo keyboards in the United States and has filed an international patent application designating Europe, Japan, Australia, Canada, Brazil, China, and South Korea. However, there can be no assurance that either the United States patent or any of the foreign patents will be granted or that the Company will have sufficient funds to enforce its intellectual property rights, or that the Company is not infringing on the proprietary rights of others. In addition, the Company filed an application for registration of the trademark PLATINUM SOUND and design, and has registered certain copyrights in the United States and in foreign countries.

          Although the Company believes that patent, trade secret, and copyright protection are significant to its competitive position, other factors such as the knowledge, ability, and experience of the Company's personnel, the Company's success at new product development and enhancements, and name recognition are more significant to its competitive position.

Raw Materials and Supplies

          The Company receives and inspects finished products and component parts at its United States facility. The Company tests a sample of all delivered products for compliance with specifications.

          Although the Company has not experienced any material difficulties in obtaining supplies in the past, any reduction or interruption in supply could adversely affect the Company's ability to supply certain of its products. As a result, the Company maintains a large inventory of its keyboard products. While this decreases the risk that the Company will be unable to supply its keyboard products in the event of any reduction or interruption in supply, it increases that risk associated with obsolescence due to technological change. During the year ended June 30, 1996, the Company wrote down its inventory in the amount of approximately $670,000 representing the Company's decision to reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products to be released. In addition, the Company has experienced certain delays in anticipated delivery schedules for the introduction of new products.

Employees

          As of September 10, 1996, the Company's United States operation had 12 full-time employees, two of whom were employed in assembly and warehousing, four in engineering, sales, marketing and customer support, two in research and development, and four in administration. In addition, the Company's U.K. and European subsidiaries employ six full-time employees, four in sales, and two in administration.

          None of the Company's employees is represented by a labor union. The Company believes its relations with its employees are good.

                             SPECIAL CONSIDERATIONS

Limited Operating History

          The Company commenced operations in July 1993 as a producer and marketer of CD-ROM audio cables. In October 1993, the Company began developing multimedia, accessory, and peripheral computer equipment products, none of which were introduced into the market until April 1994. In addition, the Company recently entered the computer and video game markets, with the introduction of a line of PC and video arcade racing wheels. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance and an investment in shares of the Company's Common Stock. In addition, the Company's business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost overruns, uncertain market acceptance, and the absence of an operating history. Therefore, there can be no assurance that the Company's business will be successful or that the Company will be able to achieve or maintain profitable operations. See "Business" contained in Item 1 of this Report.

Weaknesses in Financial Controls

          The Company's independent certified public accountants reported to the Company that, in the course of audit of the Company's financial statements for the year ended June 30, 1995, they discovered various conditions that they believed constituted material weaknesses in the financial controls of the Company but which did not cause them to modify their reports on such financial statements. These conditions consisted of the following: lack of formal documentation of operational and accounting policies and procedures; lack of formal documentation of significant transactions; lack of enforcement of policies and procedures in place to ensure the timely and accurate recording and reporting of significant transactions; lack of adequate segregation of duties; lack of adequate recordkeeping and record retention policies; and inadequate provision for the physical safeguarding of certain of the Company's assets. The Company has begun implementation of certain steps it has determined to be necessary to correct such weaknesses in its financial controls. In this regard, the Company engaged the Company's independent certified public accountants to assist in the design, development, and implementation of new policies and procedures and hired a Vice President of Finance in September 1995 (subsequent to substantially all of the operations reflected in the Company's financial statements for fiscal 1995). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Weaknesses in Financial Control" contained in Item 6 of this Report.

History of Losses

          The Company has incurred operating losses since inception, and reported net losses of approximately $792,000 and $2,688,000 for the years ended June 30, 1995 and June 30, 1996, respectively. As of June 30, 1996, the Company had an accumulated deficit of approximately $3,963,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, inventory adjustments and costs associated with financing activities prior to the Company's initial public offering. To date, operating revenues have not been sufficient to cover these costs. Although the

Company had revenue of approximately $3,771,000 for the year ended June 30, 1996, an increase of approximately $254,000 over revenue of approximately $3,517,000 for the year ended June 30, 1995, the Company reported a net loss for the year ended June 30, 1996. There can be no assurance that the Company will generate sufficient operating revenue, expand sales of its products, or control its costs sufficiently to achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

Competition

          The Company faces competition from several major competitors that market multimedia, accessory, and peripheral computer products, and computer and video game products. Many of these products are marketed by companies that are well established, have reputations for success in the development and sale of products, and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. See "Special Considerations - Litigation" contained in Item 1 of this Report. The Company expects that direct and indirect competition is likely to intensify in the future. There can be no assurance that the Company will be able to compete successfully. See "Business - Competition" contained in Item 1 of this Report.

Technological Change and New Products

          The PC retail industry in general, and the multimedia and computer and video game markets in particular, have been characterized by rapid technological change, frequent introduction of product upgrades, and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and to offer the market responsive products on a timely basis that meet these evolving industry standards and achieve market acceptance. There can be no assurance that the Company will have sufficient resources to develop or otherwise acquire new technology or to introduce new products that would satisfy an expanded range of customer needs. Additionally, delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company's operating results in the future. The Company has experienced certain delays in anticipated delivery schedules on the introduction of new products. See "Business New Product - Development" contained in Item 1 of this Report.

Dependence on Key Personnel; Need to Attract New Personnel

          The loss of the services of James L. Copland, the Company's President, Treasurer, Chairman of the Board and Chief Executive Officer, could have a material adverse effect upon the Company. The Company has entered into a five-year employment agreement with Mr. Copland. The agreement includes non-competition and non- solicitation provisions for a 12-month period following termination of employment. The Company maintains key man life insurance on Mr. Copland in the amount of $1,000,000. The Company has assigned one-half of the proceeds of this policy to the estate of the insured. The Company's success also is dependent on its ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel. There can be no assurance that the Company will be able to hire or retain necessary personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to internally develop personnel with such expertise could adversely affect the prospects of the Company's success. See "Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in Item 9 of this Report and "Executive Compensation - Employment Agreements" contained in Item 10 of this Report

Reliance Upon Major Customer

          Sales of the Company's product to one customer represented approximately 22% and 12% of the Company's revenue during the years ended June 30, 1995 and June 30, 1996, respectively. No other customer accounted for more than 10% of the Company's revenue during these periods. If this customer discontinues or materially decreases its orders from the Company and the Company is unable to replace it with new customers, the Company's results of operations could be materially and adversely effected. See "Business - Marketing" contained in Item 1 of this Report.

Dependence on Third-Party Suppliers

          The Company historically has purchased keyboards and certain other components from a single source. In October 1995 this supplier gave notice of termination of its agreement with the Company. In December 1995, this supplier made a demand for payment by the Company of approximately $750,000. In January 1996, this supplier filed a complaint against the Company seeking damages of $1,000,000. The Company disputes that it is responsible for the claims as made and intends to vigorously defend against these claims. Subsequently, the Company received a settlement offer from this supplier requiring the payment by the Company of $114,000 and granting the supplier certain distribution rights. The Company has identified and placed orders with three alternate suppliers for its products and component parts. The Company does not have supply agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining supplies in the past with the exception of timely delivery of new products, and the Company believes that additional suppliers are readily identifiable, any reduction or interruption in supply from its vendors or suppliers could adversely affect the Company's ability to supply orders for certain of its products. See "Business - Raw Materials and Supplies" contained in Item 1 of this Report.

Risks Associated with International Sales; Currency Fluctuations

          Expenses from foreign operations are not denominated in U.S. dollars. Expenses denominated in foreign currency accounted for approximately 11% of the Company's expenses for the year ended June 30, 1995, computed on a pro forma basis as if the foreign subsidiary was owned by the Company for the entire period, and 26% of the Company's expenses for the year ended June 30, 1996. The Company's operations abroad expose the Company to risks such as exposure to currency fluctuations, exchange rates, tariffs and other barriers, differing standards requirements, difficulties in staffing and managing international operations, differing regulatory requirements, potentially adverse tax consequences, and country-specific product requirements. In addition, the Company is exposed to gains and losses on international currency transactions. Currently, the Company does not engage in international currency hedging transactions. There can be no assurance that these factors will not have an adverse impact on the Company's future revenue or operating results. See "Business - Marketing" contained in Item 1 of this Report.

Intellectual Property; Patents

          The Company's success is dependent, in part, on its proprietary information, technology, and know-how. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, and confidentiality agreements to establish and protect its proprietary rights. Despite these efforts, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret. See "Business - Intellectual Property Rights" and "Business - Legal Proceedings" contained in Item 1 of this Report.

Seasonality; Fluctuations in Quarterly Operating Results

          As new standards or significant new products are introduced in the industry, sales may slow significantly while the market reacts to these factors. Therefore, the Company's revenue may vary significantly from quarter to quarter. Additional factors that may affect revenue include the timing of customer orders, changes in the Company's product and customer mix, the introduction of new products by the Company, pricing pressures, and economic conditions. The Company also incurs significant development, sales, and marketing expenses in anticipation of future sales. If demand for the Company's products weakens, or if orders are not shipped in any quarter as anticipated, the Company's results of operations for that quarter could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

Need for Additional Financing; Absence of Financing

          The Company completed its initial public offering in December 1995. In addition, the Company completed a private placement of preferred stock in June 1996. The Company's continued viability will be dependent upon its ability to generate cash from operations or obtain additional financing sufficient to meet its obligations as they become due. Unless the Company can generate cash from operations sufficient to fund all of its operating needs, the Company will be required to obtain additional financing. The Company recently established a revolving bank line of credit. In addition the Company's European subsidiary maintains a small line of credit with a Belgian bank. There can be no assurance that additional financing, if required, may be available to the Company on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, may have a material adverse effect on the operations of the Company.

Litigation

          The Company currently is suing a competitor in the keyboard industry alleging, among other things, misappropriation of trade secrets. The Company further alleges that the competitor, through its parent company, has infringed upon the Company's proprietary technology by its introduction of a multimedia keyboard product. In response, the defendant named the Company in a counterclaim for defamation. To the extent that this lawsuit requires management time and other resources, results of operations may be negatively impacted. See "Business Legal Proceedings" contained in Item 1 of this Report.

Control by Principal Shareholder

          James L. Copland, President of the Company, currently owns approximately 34% of the outstanding shares of Common Stock assuming no exercise of currently outstanding options or warrants or conversion of currently outstanding Series A Preferred Stock into shares of Common Stock. Consequently, Mr. Copland initially may have the power to effectively control the Company. See "Security Ownership of Certain Beneficial Owners and Management" contained in
Item 11 of this Report.

Possible Issuance of Preferred Stock

          The Company is authorized to issue up to 5,000,000 shares of Serial Preferred Stock, par value $0.01 per share. The Serial Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's shareholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions as determined by the Board of Directors. In June 1996 the Company issued 1,051 shares of Series A Preferred Stock in a private placement resulting in proceeds to the Company of $10,510,000. Although the Company has no present plans to issue any additional shares of Serial Preferred Stock, the issuance of Serial Preferred Stock in the future could adversely affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock. In particular, specific rights granted to future holders of Serial Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the present owners.

Lack of Dividends

          The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business.

Change in Control Provisions

          The Arizona General Corporation Law contains provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders.

Limited Liability of Directors

          The Company's Amended and Restated Articles of Incorporation eliminate the personal liability of a director to the Company and its shareholders for monetary damages for breach of fiduciary duty of care as a director, subject to certain exceptions, to the fullest extent allowed by Arizona law. Accordingly, except in such circumstances, the Company's directors will not be liable to the Company or its shareholders for breach of such duty.


Possible Volatility of Stock Price

          The Company's Common Stock and Warrants issued to the public in connection with the Company's initial public offering ("IPO Warrants") have traded on The Nasdaq Stock Market, Inc. ("Nasdaq") SmallCap Market since December 14, 1995. The trading price of the Company's Common Stock and IPO Warrants in the future could be subject to wide fluctuation in response to factors such as technological innovations, new product developments, general trends in the Company's industry, as well as quarterly variations in the Company's results of operations and market conditions in general. During certain periods, the stock markets have experienced extreme price and volume fluctuations which have particularly affected the market prices for many small companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock and IPO Warrants. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report.

Maintenance Criteria for Nasdaq Securities;
Penny Stock Rules

          The Company's Common Stock and IPO Warrants trade on Nasdaq. There is no assurance that the Company will be able to sustain the maintenance standards for Nasdaq SmallCap Market listing with respect to the shares of Common Stock in the future. If the Company's shares of Common Stock fail to maintain Nasdaq's SmallCap Market listing, the market value of the securities likely would decline and holders of these securities likely would find it more difficult to dispose of or to obtain accurate quotations as to the market value of the securities.

          In addition, if the Company fails to maintain Nasdaq's SmallCap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's Common Stock would be required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they likely would become less willing to engage in such transactions, thereby making it more difficult for purchasers in this offering to dispose of their securities.

Rights to Acquire Shares

          Future sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Company's Common Stock. In June 1996, the Company issued 1,051 shares of Series A Preferred Stock.

The Series A Preferred Stock is convertible into Common Stock at a conversion rate based upon the average closing bid price of the Company's Common Stock for the ten trading days prior to conversion. If all of the outstanding shares of Series A Preferred Stock had been converted on September 10, 1996 based on the average closing bid price of the Common Stock for the ten trading days ended September 10, 1996 (including accretion through that date), approximately 8,842,063 shares of Common Stock representing approximately 64% of the Common Stock following such conversion, would have been issued as a result of the conversion. Furthermore, should the trading price of the Common Stock decline prior to the conversion of all shares of the Series A Preferred Stock, the number of shares issuable upon conversion will increase proportionately.

          A total of 1,010,500 shares of Common Stock have been reserved for issuance upon exercise of options granted or which may be granted under the Company's Stock Option Plan. Options to acquire 636,585 shares of Common Stock at an exercise price ranging from $1.00 per share to $5.70 per share currently are outstanding. Stock purchase warrants to acquire 588,500 shares of Common Stock at an exercise price of $1.20 per share currently are outstanding. IPO Warrants to acquire 258,750 shares of Common Stock at an exercise price of $7.00 per share are currently outstanding. In addition, warrants to acquire 90,000 shares of Common Stock and 45,000 IPO Warrants were issued to Sovereign Equity Management Corporation (the "IPO Underwriters") in connection with the Company's initial public offering. During the terms of such options and stock purchase warrants, if the market price of the Company's Common Stock exceeds the applicable exercise price, the holders thereof will have the opportunity to profit from an increase in the market price of the Common Stock. The existence of such stock options and stock purchase warrants may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options and stock purchase warrants can be expected to exercise or convert such options and stock purchase warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise of such options and stock purchase warrants.

Future Sales of Common Stock; Possible Future Sales by Selling Shareholders

          The Company filed a Registration Statement that registers 8,000,764 shares of Common Stock for offer and sale by Selling Shareholders, issuable upon conversion of the Company's Series A Preferred Stock. The Selling Shareholders may concurrently elect to sell their shares into the public market, which could have a depressing or overhanging effect on the market price of the Company's securities. Should the trading price of the Company's Common Stock decline prior to the conversion of all shares of the Series A Preferred Stock, the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock will increase proportionately.

          Of the 5,015,313 shares of Common Stock currently outstanding, 3,415,313 will be deemed to be "restricted securities" as that term is defined in Rule 144 under the Securities Act ("Restricted Shares") and may not be sold unless such sale is registered under the Securities Act or is made pursuant to an exemption from registration under the Securities Act, including the exemption provided by Rule 144. Of such shares, 1,756,178 are available for sale pursuant to Rule 144, subject to the lock-up described below. An additional 18,000 shares and 25,822 shares will be available for sale pursuant to Rule 144 in January 1997 and October 1997, respectively. An additional 1,300,000 shares, 75,000 shares, 87,500, and 129,898 shares will be available for sale pursuant to Rule 144 in April 1997, May 1997, September 1997, and September 1998, respectively. All officers and directors of the Company (who collectively hold 1,703,692 shares) have agreed that they will not sell any of their shares, including any shares acquired by the exercise of any options or warrants, for a period of 18 months from December 14, 1995, the date of the Company's initial public offering without the prior written consent of the IPO Underwriters. In addition, 129,898 shares of Common Stock issued upon conversion of 18 shares of Series A Preferred Stock eligible for resale pursuant to Rule 144 in 1998, and 7,870,866 shares of Common Stock issuable upon future conversion of 1,033 outstanding shares of Series A Preferred Stock, have been included in the Company's Registration Statement and may be sold from time to time pursuant to such registration. The Company will not receive any of the proceeds from the sale of shares by the Selling Shareholders. The Company is unable to predict the effect that sales made under Rule 144 or otherwise may have on the market price of the Common Stock. However, the possibility that substantial amounts of Common Stock may be sold in the public market may have an adverse effect on the market prices for the Company's Common Stock.

Forward-Looking Information May Prove Inaccurate

          This Report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under "Special Considerations." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the multimedia, interactive, and communications segments of the PC and video game industries (generally and particularly in the Company's principal product markets), the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees, and the impact of current and future laws and governmental regulations affecting the PC and video game industries and the Company's operations.

ITEM 2.   PROPERTIES

          The Company's warehouse and executive offices are located in approximately 7,700 square feet of leased space in Phoenix, Arizona. The Company leases this space for approximately $4,900 per month pursuant to a lease expiring on August 31, 1997. The Company is reviewing alternatives for additional office and warehouse space to meet the demands related to the Company's anticipated growth. The Company has placed an earnest money deposit on a potential future office site in the Scottsdale Airpark, as it evaluates the various options available.

          The Company's European subsidiary has relocated to Gent, Belgium. The Company currently leases approximately 535 square feet of office space for approximately $1,600 per month, denominated in Belgian francs. The lease expires on December 31, 1996. In addition, the Company and its European subsidiary leases offsite storage facilities as needed.

          In August 1996, the Company established a wholly owned marketing and sales subsidiary, SC&T U.K. to be located in northern England. The Company intends to lease premises for its U.K. subsidiary during the first quarter of fiscal year 1997.

          The Company anticipates that its facilities will be sufficient to serve its needs for the next 12 months. To the extent additional warehousing space is required, the Company intends to lease off-site, short-term storage facilities.

ITEM 3.   LEGAL PROCEEDINGS

          The Company filed a complaint against a competitor in the keyboard industry, Maxiswitch, in May 1995 in Pima County Superior Court alleging, among other things, misappropriation of trade secrets. In response, the defendant named the Company in a counterclaim for defamation. In October 1995, the Company was granted leave to amend its complaint to further allege that the competitor, through its Taiwanese parent company, infringed upon the Company's proprietary technology through the introduction of a multimedia keyboard product, and to allege violations of Arizona's Racketeering Influenced and Corrupt Practices Act ("RICO") and to name the Taiwanese parent company as a second defendant. The Company is seeking damages in an unspecified amount as well as injunctive relief to enjoin the defendants from further violations of the Company's proprietary information. The defamation counterclaim seeks unspecified damages. The Company believes that the counterclaim is without merit and will vigorously defend the claim. The Company also intends to vigorously defend its proprietary information. Although the Company does not believe this proceeding will have a material adverse effect on the Company's operations, a failure to prevent the defendant from manufacturing and selling this product could result in increased competition for the Company's products.

          In January 1996, Seo Won K-Tec ("SWKT"), a former Korean supplier, filed a complaint against the Company in the Superior Court of the State of Arizona in and for the County of Maricopa, alleging that the Company was obligated to reimburse SWKT for inventory purchased in reliance upon alleged projections of sales, for unfilled purchase orders issued by the Company, and for tooling costs. The complaint seeks damages of approximately $1,000,000. The Company disputes that it is responsible for the claims as made and intends to vigorously defend against the claims. The Company has received a settlement offer from SWKT requiring payment by the Company of $114,000 and granting SWKT certain distribution rights.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock and IPO Warrants have been quoted on the Nasdaq SmallCap Market under the symbols "SCTI" and "SCTIW," respectively, since December 14, 1995.

          The following table sets forth the quarterly low bid and high ask prices of the Company's Common Stock for the calendar periods indicated on the Nasdaq SmallCap Market.


                                                            Common Stock
                                                            ------------
                                                         Bid               Ask
                                                         ---               ---
1995:
     Fourth Quarter (from December 14, 1995).......     6.00              7.75

1996:
     First Quarter.................................     6.50              8.75
     Second Quarter................................     3.38              8.88
     Third Quarter (through September 10, 1996)....     1.19              4.88


         As of August 14, 1996, there were 50 holders of record and 822 beneficial holders of the Company's Common Stock. On September 10, 1996, the closing bid price of the Common Stock on the Nasdaq SmallCap Market was $1.19.

         The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Toback CPAs, P.C., certified public accountants.

                                               Year Ended June 30,
                                             1995               1996
                                          ----------          -------
Operating Data:
Net sales                                 $3,517,557         3,771,123
Net loss                                     792,331         2,688,145
Loss per share                                   .21               .58
Average shares outstanding(1)              3,714,542         4,625,086


                                                     June 30,
                                                       1996
                                                   -----------
Balance Sheet Data:
Working capital                                    $10,657,228
Total assets                                        12,686,458
Shareholders' equity                                11,132,431



(1) Does not include an aggregate of 1,596,335 additional shares of Common Stock that may be issued upon exercise of outstanding options and warrants.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. Since July 1993, the Company's monthly revenue has grown from approximately $8,000 to approximately $580,000 in July, 1996. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. Revenue from SC&T Europe represented 40% of the Company's consolidated revenue for the year ended June 30, 1995 and 51% of the Company's consolidated revenue for the year ended June 30, 1996. SC&T Europe's revenue from products other than the Company's products represented approximately 22% of the Company's consolidated revenue for the year ended June 30, 1995 and the year ended June 30, 1996.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenue, resulting in net losses of approximately $792,000 for the year ended June 30, 1995 and approximately $2,688,000 for the year ended June 30, 1996, respectively. The loss recorded for the year ended June 30, 1996 includes an aggregate of approximately $1,300,000 which consists principally of: (i) non-recurring expenses of approximately $300,000 which represent interest associated with, and amortization of loan acquisition costs due to the repayment of debt financing in the amount of $1,875,000; (ii) an adjustment of $670,000 to inventory, representing the Company's decision to reduce the price of certain of its products in order to reposition its first generation products at lower, more aggressive suggested retail prices, and to increase the products' distribution and exposure at the retail outlets; (iii) $165,000 in noncash payments for consulting services provided by a former sales representative; and (iv) $114,000 in cost associated with tooling and parts for discontinued products.

         The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. The Company expects these costs to increase in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Results of Operations of the Company for the Years Ended June 30, 1996 and 1995

Net Sales

         Net sales for the year ended June 30, 1996 were approximately $3,771,000 or approximately $254,000 greater than net sales for the year ended June 30, 1995. In addition, the Company had a backlog of orders totaling approximately $443,000 at June 30, 1996 and $1,642,000 at August 31, 1996. The Company had no material backlog at June 30, 1995. The increase in net sales resulted from a variety of factors including growing acceptance of the Company's products in the marketplace, limited sales during the Company's initial months of operation, sales by SC&T Europe subsequent to its acquisition on December 31, 1994, and expansion of the Company's product lines. Net sales for the year ended June 30, 1996 were negatively impacted by a delay in the manufacture and release of new products the Company is bringing to the market. The products expected for delivery in spring of 1996 were delayed by three to four months and delivery is anticipated in the first quarter of fiscal 1997. Approximately $537,000 of the Company's net sales during the year ended June 30, 1996 represents sales by SC&T Europe of products other than the Company's products.

Gross Profit

         The Company's gross profit percentage for the year ended June 30, 1996 reflects the Company's decision to reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products. The Company's gross profit percentage for the year ended June 30, 1996, prior to adjustment for this price reduction, was 31%. However, the Company's gross profit percentage after adjustment for this price reduction declined from 29% for the year ended June 30, 1995 to 13% for the year ended June 30, 1996. Gross profit is affected by several factors, including the mix of sales between CD-ROM audio cables, which typically sell at gross profit margins between 40% and 60%, and sales of the Company's other products, which typically sell at gross profit margins of 25% to 40%. The Company continued to offer reduced distributor pricing on certain of its products, thereby offering greater incentive to its customers to increase the exposure and distribution of the Company's products at retail outlets.

Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense increased from approximately $558,000 in the year ended June 30, 1995 to approximately $732,000 in the year ended June 30, 1996, or approximately 31%. This resulted in an increase in payroll and payroll tax expense as a percentage of sales from 16% for the year ended June 30, 1995 to 19% for the year ended June 30, 1996. This represents an increase in sales and operations personnel. In addition, a significant portion of the increase in payroll and payroll taxes is a result of additional employees due to the acquisition of SC&T Europe on December 31, 1994.

Selling and Promotion

         The Company's selling and promotion expenses increased from approximately $413,000 in the year ended June 30, 1995 to approximately $854,000 in the year ended June 30, 1996, or approximately 107%. This represents an increase in selling and promotion expenses as a percentage of sales, from 12% for the year ended June 30, 1995 to 23% for the year ended June 30, 1996. A portion of these expenses were utilized to continue promoting new products and creating new packaging for the Company's PLATINUM SOUND line. In addition, the Company exhibited its products at several trade shows in the United States and Europe.

Office and Administration

         The Company's office and administrative expenses increased from approximately $465,000 in the year ended June 30, 1995 to approximately $496,000 in the year ended June 30, 1996, or approximately 6%. As a percentage of net sales, office and administrative expenses remained the same at 13% for the years ended June 30, 1995 and June 30, 1996.

Research and Development

         Expenditures for research and development increased from approximately $90,000 in the year ended June 30, 1995 to approximately $215,000 in the year ended June 30, 1996 or approximately 140%. The Company's expenditures for research and development vary from period to period depending upon the number of new products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

Development Cost Amortization

         Development cost amortization increased from approximately $14,000 for the year ended June 30, 1995 to approximately $112,000 for the year ended June 30, 1996. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with first sale of the product.

Consulting Fees

         Expenditures for consulting fees increased from approximately $39,000 for the year ended June 30, 1995 to approximately $283,000 for the year ended June 30, 1996. Approximately $165,000 of this increase represents consulting services provided by a former sales representative who will be compensated by payment in common stock.

Financing Costs - Interest and Amortization

         In April, May, and September 1995 the Company completed two private placements of short-term bridge financing totaling $1,875,000. An aggregate of 162,500 shares of Common Stock were issued in connection with this debt. As a result, approximately $244,000 was recorded by the Company as loan acquisition costs which are amortizable over the life of the debt. In December 1995, the Company used approximately $1,875,000 of the proceeds of its initial public offering to repay this debt. Upon repayment, the unamortized amount recorded as loan acquisition costs was expensed. This amount, together with interest associated with the short-term bridge financing, resulted in an aggregate expense of approximately $300,000 during the year ended June 30, 1996. There was no comparable expense incurred during the year ended June 30, 1995 and there is no comparable expense anticipated in future reporting periods.

Net Loss

         As a result of the factors described above, the Company's loss from operations increased from approximately $678,000 in the year ended June 30, 1995 to approximately $2,277,000 in the year ended June 30, 1996. The Company's net loss increased from approximately $792,000 in the year ended June 30, 1995 to approximately $2,688,000 in the year ended June 30, 1996. The loss of $2,688,000 includes an aggregate of approximately $1,300,000 which consists principally of:
(i) $300,000 of non-recurring amortization costs associated with debt that was retired with proceeds of the Company's initial public offering; (ii) approximately $670,000 of adjustments relating to the Company's decision to reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products to be released; (iii) $165,000 in noncash payments for consulting services provided by a former sales representative; and (iv) $114,000 in cost associated with tooling and parts for discontinued products. The net loss, prior to the inclusion of the $1,300,000 of adjustments was approximately $1,388,000 for the year ended June 30, 1996, as compared to the net loss of approximately $792,000 for the year ended June 30, 1995.

Net Loss Per Share

         Net loss per share from operations increased to $0.49 for the year ended June 30, 1996 from $0.18 for the year ended June 30, 1995. The loss per share from operations of $0.49 includes a $0.22 per share loss due to approximately $1,000,000 of the adjustments described above. The effect of these adjustments were an increase in net loss per share from operations from $0.27 per share to $0.49 per share for the year ended June 30, 1996.

         Net loss per share increased to $0.58 for the year ended June 30, 1996 from $0.21 for the year ended June 30, 1995. The loss per share of $0.58 includes the $0.28 per share loss due to approximately $1,300,000 in adjustments described above. The aggregate effect of these adjustments was an increase in net loss per share from $.30 per share to $0.58 per share for the period ending June 30, 1996.

Liquidity and Capital Resources

         As a result of the Company's initial public offering in December 1995, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital improved to approximately $10,684,000 at June 30, 1996. Historically, the Company has experienced a working capital deficiency primarily due to operating losses and investment in research and development and has incurred losses since inception. In addition, the Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

         Through July 1996, the Company financed operations by factoring its United States receivables. Historically, the Company's European subsidiary financed operations through a line of credit of approximately $168,000, denominated in Belgian francs. During the year ended June 30, 1996, this line of credit was increased to approximately $182,000 denominated in Belgium francs. In addition, to raise funds to meet its expenses, the Company obtained inventory financing in April and May 1995 of $1,000,000, completed a private placement in April 1995 of $1,500,000 for 2,000,000 shares of Common Stock, and completed a private placement in September 1995 of $875,000 of 8% Subordinated Debentures. An aggregate of 162,500 shares of Common Stock were issued in connection with the placement of the inventory financing and the 8% Subordinated Debentures. In December 1995, the Company used approximately $1,875,000 of the proceeds of its initial public offering to repay the inventory financing and the 8% Subordinated Debentures. In August 1996, the Company established a revolving line of credit of $500,000.

Weaknesses in Financial Controls

         The Company's independent certified public accountants reported to the Company that, in the course of the audit of the Company's financial statements for the year ended June 30, 1995, they discovered various conditions that they believed constituted material weaknesses in the financial controls of the Company but which did not cause them to modify their reports on such financial statements. These conditions consisted of the following: lack of formal documentation of operational and accounting policies and procedures; lack of formal documentation of significant transactions; lack of policies and procedures to ensure the timely and accurate recording and reporting of significant transactions; lack of adequate segregation of duties; lack of adequate recordkeeping and record retention policies; and inadequate provisions for the physical safeguarding of certain of the Company's assets. The Company has begun implementation of certain steps it has determined to be necessary to correct such weaknesses in its financial controls. In this regard, the Company has engaged the Company's independent public accountants to assist in the design, development, and implementation of new policies and procedures, and hired a Vice President of Finance in September 1995 (subsequent to substantially all of the operations reflected in the Company's financial statements for fiscal
1995). In addition, the Company has implemented procedures for the retention and safekeeping of key documents and files, for the timely recording of transactions, and for the accurate posting and tracking of cash receipts. As discussed above, the Company engaged its independent certified public accountants to assist in the design, development, and implementation of new policies and procedures. This engagement is currently in process and the Company is working closely with the independent public accountants to address the deficiencies discussed above.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                      Age       Position
- ----                      ---       --------

James L. Copland          46        President, Treasurer, Chairman of the Board,
                                    and Chief Executive Officer
Catherine Copland         47        Assistant Secretary, Director
Timothy J. Stocker        37        Vice President of Finance, Secretary
Harry G. Wilson           44        Director
Tommie E. Moxley          57        Director

         James L. Copland has served as President, Treasurer, and Chairman of the Board since its inception. From February until May 1993, Mr. Copland served as Vice President of Sales and Marketing for North and South America for Aztech Labs, Inc., a manufacturer and marketer of multimedia sound cards. From 1990 until 1992, Mr. Copland served as Vice President, Sales of Bondwell Industrial, Inc., a manufacturer and distributor of notebook computers and joy sticks. From 1986 until 1989, Mr. Copland served as President for North American Operations of Laser Friendly, US, and from 1984 until 1986 he served as Vice President, Sales and Marketing, of Atari (U.S.) Corporation. From 1982 until 1984, Mr. Copland served as General Sales and Marketing Manager of Commodore Computers, a Canadian company. Mr. Copland is the husband of Catherine Copland.

         Catherine Copland has served as a director of the Company since December 1994, as Assistant Secretary since April 1995, and as Manager of Customer Service since January 1995. Prior to this, Mrs. Copland has held various part-time administrative positions with Sun Life Insurance Company of Canada, Munich ReInsurance Company of Canada, and Pantek (US) Corp. Mrs. Copland is the wife of James L. Copland.

         Timothy J. Stocker has served as Vice President of Finance of the Company since September 1995. From 1988 until joining the Company, Mr. Stocker served as Vice President - Controller of Evans Withycombe Residential, Inc., a publicly traded REIT, and as Vice President - Controller of Evans Withycombe, Inc., its predecessor. Prior to joining Evans Withycombe, Mr. Stocker served as Controller for the Phoenix Division of a large single family home builder and was responsible for the overall financial reporting of that company. Mr. Stocker received his Bachelor of Science degree in accounting from the University of Arizona.

         Harry G. Wilson has served as a director of the Company since December 1994. Since 1984, Reverend Wilson has served as President and was the founder of Extended Hands, Inc., a non-profit organization of 250 volunteers performing missionary activities and supplying medical services to widows and orphans in Guatemala and Haiti.

         Tommie E. Moxley has served as a director of the Company since November 1995. Since 1979, Mr. Moxley has served as President of Compass Marketing Sales, Inc. ("Compass"), a manufacturer's representative for high technology components. Compass has offices located in the Southwestern and Rocky Mountain regions of the United States. In addition, Mr. Moxley consults with start-up companies, manufacturer's representatives and distribution companies. Prior to founding Compass, Mr. Moxley served in various positions in the electronics industry including 15 years with TRW Electronics. Mr. Moxley serves on the Boards of three privately-held corporations.

         At the time of the Company's initial public offering, Mr. Copland and Mr. Rudi Devers, former President of SC&T Europe, agreed that if the Company does not record a cumulative net profit, adjusted for costs incurred in connection with the Company's initial public offering, in the fiscal years ending June 30, 1996 and June 30, 1997, they will forfeit a total of 500,000 shares of Common Stock, which shares will be returned to the Company's treasury. Upon Mr. Devers separation from the Company and SC&T Europe, Mr. Devers agreed to the early forfeiture of his shares and, as a result, 200,000 shares held by him were returned to the Company's treasury.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms received by the Company during the fiscal year ended September 30, 1994, and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year.

ITEM 10.          EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth all compensation earned by the Company's Chief Executive Officer (the ("Named Officer") for services rendered to the Company during the two preceding fiscal years. No other executive officer of the Company earned more than $100,000 in the prior fiscal years.

                                    Fiscal                     Annual
Name and Principal Position          Year                   Compensation
- ---------------------------          ----                   ------------

James L. Copland                     1996                 $104,000
  President, Treasurer,              1995                 $102,000(1)
  Chairman of the Board, and
  Chief Executive Officer

___________________
(1) A portion of Mr. Copland's compensation set forth in the table above was accrued and not paid during the period it was earned. Subsequent to June 30, 1995, the Company issued 15,822 shares of Common Stock to Mr. Copland as partial payment for accrued but unpaid salary. See "Certain Relationships and Related Transactions" contained in Item 12 of this Report.

         Commencing September 1, 1995, Mr. Copland's employment agreement with the Company provides for an annual salary of $104,000. Mr. Copland's employment agreement also provides for payment to Mr. Copland, in the event of termination for any reason other than for cause prior to February 28, 1997, of all unpaid salary under the agreement through February 28, 1997, and for the purchase by the Company of Mr. Copland's shares of Common Stock or rights to purchase shares of Common Stock of the Company at their fair market value based on the then average trading price, less any unpaid exercise price on the date of termination. The employment agreement also provides for bonuses based upon performance to be paid to Mr. Copland at the discretion of the Company's Board of Directors. The Company granted 250,000 options and 50,000 options to James Copland and Catherine Copland, respectively, during the fiscal year ended June 30, 1995.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of September 10, 1996 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                                    Number of Shares
            Name and Address                       Beneficially Owned(1)    Percent of Total(1)
            ----------------                       ---------------------    -------------------
James L. and Catherine Copland(2)(13)(14)                1,793,692                   33.36%

Harry Wilson(2)                                                ---                     *

Tommie E. Moxley(2)                                            ---                     *

Thomas Vittor(3)(6)(15)                                    400,000                    8.18%

Banque Scandinave En Suisse(4)(16)                         619,835                   11.00%

Cameron Capital Ltd.(5)(17)                              1,239,669                   19.82%

Capital Ventures International(6)(18)                      826,446                   14.15%

Gracechurch & Co.(7)(19)                                   785,124                   13.54%

Leonardo, L.P.(8)(20)                                      867,769                   14.75%

RIC Investment Fund Ltd.(9)(21)                            330,579                    6.18%

The Gifford Fund Ltd.(10)(22)                              413,223                    7.61%

The Tail Wind Fund Ltd.(11)(23)                            289,256                    5.45%

Wood Gundy London Ltd.(12)(24)                             413,223                    7.61%

All directors and officers as a group
(five persons)(4)                                        1,820,358                   35.73%

___________________
*Less than 1% of the outstanding Common Stock

(1) The number of shares and percentages shown include the shares of Common Stock which each named shareholder has the right to acquire within 60 days of September 10, 1996. In calculating percentage ownership, all shares of Common Stock which the named shareholder has the right to acquire upon exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholder. Percentages may be rounded. In the event that all of the Series A Preferred Stock is converted assuming a conversion price of $1.21 per share, the following shareholders would hold the following percent of the total number of outstanding shares of the Company. The actual conversion price may be higher or lower than $1.21.

                  Banque Scandinave En Suisse                4.76%
                  Cameron Capital Ltd.                       9.52%
                  Capital Ventures International             6.35%
                  Gracechurch & Co.                          6.03%
                  Leonardo, L.P.                             6.67%
                  RIC Investment Fund Ltd.                   2.54%
                  The Gifford Fund Ltd.                      3.17%
                  The Tail Wind Fund Ltd.                    2.22%
                  Wood Gundy London Ltd.                     3.17%

(2) Each of such persons may be reached through the Company at 3837 E. LaSalle Street, Phoenix, Arizona 85040.
(3)      May be reached at 5 Vermeer Court, Suffern, New York 10901.
(4) May be reached c/o Mr. Sunder Advani, KERNCO Trust SA, 2, rue Jargonnant, P.O. Box 6432, 1211 - Geneva 6 Switzerland
(5) May be reached c/o Mr. Alan Dunkle, 10 Cavendish Road, Hamilton, Bermuda HM 19.
(6) May be reached c/o Mr. Johanne Koehne, Oberlindau 7, 60323 Frankfurt Am Main, Germany.
(7) May be reached c/o Mr. Robert Villiers, IFM Asset Management, 159 New Bond Street, London, UK W1Y 0RR.
(8) May be reached c/o Mr. Gary Wolf, Angelo, Gordon & Company, 245 Park Avenue, 26th Floor, New York, NY 10167.
(9) May be reached c/o Mr. Fahad Almubarak, P.O. Box 60148, Olaya Street, Riyadh 11545 Saudi Arabia.
(10) May be reached c/o Mr. Bill Breck, M.I.T., 1711 E. Putnam Road, Riverside, CT 06878.
(11)     May be reached c/o Mr. David Crook,  2 Rosemead Road,  London,  England
         W112JG.
(12) May be reached c/o Mr. Steve Ryder, Cottons Center, Cottons Lane, London, England SE1 2QA.

(13) Does not include 166,667 shares issuable to Mr. Copland and 33,334 shares issuable to Mrs. Copland upon exercise of options granted under the Company's Stock Option Plan, but does include 83,333 shares issuable to Mr. Copland and 16,666 shares issuable to Mrs. Copland upon exercise of options granted under the Company's Stock Option Plan and are exercisable within 60 days of September 10, 1996. Also does not include 78,308 shares which have been transferred to Klaus Muerzl, an employee of the Company, which may revert back to Mr. Copland under certain conditions, and with regard to which Mr. Copland, and thereafter the Company, have the right of first refusal should Mr. Muerzl elect to sell any of the shares.
(14)     Does not include  10,000 shares which have been  transferred to Timothy
         J. Stocker, an officer of the Company, which may revert back to Mr. Copland under certain conditions and with regard to which Mr. Copland, and thereafter the Company, have the right of first refusal should Mr. Stocker elect to sell any of the shares.
(15) Thomas Vittor is the father of Glen T. Vittor, President of the IPO Underwriter.
(16) Includes shares issuable upon the conversion of 75 shares of Series A Preferred Stock.
(17) Includes shares issuable upon the conversion of 150 shares of Series A Preferred Stock.
(18) Includes shares issuable upon the conversion of 100 shares of Series A Preferred Stock.
(19) Includes shares issuable upon the conversion of 95 shares of Series A Preferred Stock.
(20) Includes shares issuable upon the conversion of 105 shares of Series A Preferred Stock.
(21) Includes shares issuable upon the conversion of 40 shares of Series A Preferred Stock.
(22) Includes shares issuable upon the conversion of 50 shares of Series A Preferred Stock.
(23) Includes shares issuable upon the conversion of 35 shares of Series A Preferred Stock.
(24) Includes shares issuable upon the conversion of 50 shares of Series A Preferred Stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the incorporation and initial organization of the Company and a subsequent purchase of equity securities of the Company in December 1993, James L. Copland, the Company's President, Treasurer, Chairman of the Board, and Chief Executive Officer, purchased 1,677,870 shares of Common Stock in exchange for cash, equipment, and past services. In connection with the Company's private placement of securities in April 1995, Mr. Copland converted 10 shares of Common Stock into 10 shares of Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock was identical in all respects to the Company's Common Stock except that each share of Preferred Stock was entitled to votes equal to 230,000 shares of Common Stock. The shares of Preferred Stock were reconverted into 10 shares of Common Stock as of December 14, 1995. An additional 15,822 shares were issued to Mr. Copland in September 1995 in partial payment of salary accrued by the Company for past services rendered by Mr. Copland.

         In February 1995, James L. Copland and Catherine Copland were granted 250,000 options and 50,000 options, respectively, under the Company's Stock Option Plan. In addition, the Company owed Mr. Copland approximately $90,000 at September 30, 1995, representing accrued but unpaid salary less sums advanced previously to Mr. Copland. There was no remaining unpaid balance at June 30, 1996.

         Until April 1996, the building in which the Company's European office and warehouse were located was 50% owned by Rudi Devers, then a director and shareholder of the Company. The Company leased approximately 5,400 square feet at a rate, denominated in Belgian francs, that translated to approximately $3,700 per month. The Company believes that the terms of the lease were no less favorable to the Company than would be the case in a transaction with an unrelated person.

         In April and May 1995, the Company issued and sold $1,000,000 in principal amount of 6% notes, 75,000 shares of Common Stock, and warrants to purchase 588,500 shares of Common Stock at a price of $1.20 per share, to Maraval and Associates, Bauman, Ltd., Robert Adams, Caspian Consulting, Ltd., Roddy Diprimo, Ltd., and Umbiquity Holdings, S.A. The Company retired the $1,000,000 principal amount of these notes with proceeds from its initial public offering.

         In June 1996, the Company entered into an agreement with Rudi Devers, whereby Mr. Devers resigned as an officer, director and employee of the Company and of SC&T Europe. Under the terms of the agreement, Mr. Devers will receive $29,166. In addition, Mr. Devers is entitled to purchase a vehicle currently owned by SC&T Europe for $12,000. Mr. Devers forfeited 200,000 shares of Common Stock in the Company owned by him on the date of the agreement. Mr. Devers also agreed to nonsolicitation and non-competition arrangements for a period of 24 months from the date of the agreement. Upon compliance with the terms of the agreement, up to 25,000 shares of Common Stock may be issued to Mr. Devers.

         The Company believes that all of the foregoing transactions were on terms no less favorable to the Company than could have been obtained from unrelated third parties. The Company intends to continue to require that any future transactions with affiliated parties be on such terms and approved by a majority of the disinterested directors.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                              Exhibit
- ------                              -------

1.1(1)        Form of Underwriting Agreement
1.2(1)        Form of Selling Agreement
1.3(1)        Form of Underwriter's Warrants
1.4(1)        Form of Warrant Agreement
3.1(1)        Restated Articles of Incorporation
3.2(1)        Bylaws
4.1(2)        Form of Certificate evidencing shares of Common Stock
4.2(2)        Form of Certificate evidencing Stock Purchase Warrant
4.3(2)        Certificate of Designation of Series A Preferred Stock
4.4(2)        Form of Certificate evidencing Series A Preferred Stock
10.1(1)       Lease   Agreement   between  the  Company  and  LaSalle   Business
              Properties, dated February 1, 1994
10.2(1)       Lease  Agreement  between  Westex  N.V.  and Marc  Devers and Rudi
              Devers
10.3(1)       Form of  Employment  Agreement  between  the  Company and James L.
              Copland dated September 1, 1995
10.4(1)       Deleted
10.5(1)       Stock Option Plan
10.6(1)       Form of Option Agreement
10.7(1)       Agreement  between the Company and Sound  Retrieval  System  dated
              March 31, 1995
10.8(1)       Agreement  between the Company and Design  Continuum,  Inc.  dated
              June 8, 1995
10.9(1)       Agreement  between the Company and Design  Continuum,  Inc.  dated
              October 13, 1995
10.10(2)      Exclusive  Distribution  Agreement  between  the  Company and Home
              Arcade Systems, Inc. dated December 29, 1995
10.11(2)      Exclusive Purchase and Manufacturing Agreement between the Company and Home Arcade Systems, Inc. dated March 19, 1996
21.0(2)       Subsidiaries of the Registrant
27.0          Financial Data Schedule

(1)           Incorporated  by  reference  to  the   Registrant's   Registration
              Statement on Form SB-2 (Registration No. 33-96812 LA).

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. ___________) filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.

(b)      Reports on Form 8-K;

         On July 3, 1996, the Registrant filed with the Securities and Exchange Commission a Report on Form 8-K dated June 21, 1996, which reported, under Item 5, the private placement of $10,510,000 of Series A Preferred Stock to a group of institutional investors under Regulation S.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SC&T INTERNATIONAL, INC.



Date:  September 26, 1996       /s/ James J. Copland
                                -----------------------------------------------
                                James L. Copland, Chairman of the Board,
                                President, Treasurer, Chief Executive Officer,
                                and Director


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                           Title                                           Date
- ---------                                           -----                                           ----

/s/ James L. Copland                        President, Treasurer, Chief Executive            September 26, 1996
- -----------------------------------------   Officer, and Director
James L. Copland


/s/ Catherine Copland                        Assistant Secretary and Director                September 26, 1996
- -----------------------------------------
Catherine Copland


/s/ Timothy J. Stocker                       Vice President of Finance, Chief Financial      September 26, 1996
- ------------------------------------------   Officer and Secretary
Timothy J. Stocker


/s/ Harry G. Wilson                          Director                                        September 26, 1996
- -----------------------------------------
Harry G. Wilson


/s/ Tommie E. Moxley                         Director                                        September 26, 1996
- ---------------------------------------
Tommie E. Moxley

                            SC&T INTERNATIONAL, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------



                                                                         Page
Part I Financial Information

Item 1 Financial Information

       Independent Auditor's Report                                       F - 2

       Consolidated Balance Sheet as of
           June 30, 1996                                                  F - 3

       Consolidated Statements of Operations for the Years
           Ended June 30, 1996 and June 30, 1995                          F - 5

       Consolidated Statements of Shareholders' Equity for the
           Years Ended June 30, 1996 and June 30, 1995                    F - 6

       Consolidated Statements of Cash Flows for the Years
           Ended June 30, 1996 and June 30, 1995                          F - 7

       Notes to Consolidated Financial Statements                         F - 9

Board of Directors and Shareholders
SC&T International, Inc.
Phoenix, Arizona

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

               We have audited the accompanying consolidated balance sheet of SC&T International, Inc. and Subsidiary as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SC&T International, Inc. and Subsidiary as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.







Toback CPAs, P.C.
Phoenix, Arizona
August 20, 1996

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996


                                     ASSETS

  Current assets
         Cash, including $49,123 of restricted cash                                       $       9,962,511

         Receivables (Note 2):                                                                      740,454

         Inventory (Notes 3 and 8)                                                                1,432,081

         Other current assets                                                                        74,943
                                                                                          -----------------

                 Total current assets                                                            12,209,989

  Product development costs, less accumulated amortization of $7,173                                210,008

  Property and equipment, net (Note 4)                                                              229,685

  Other assets                                                                                       36,776
                                                                                          -----------------

                                                                                          $      12,686,458
                                                                                          =================











   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
       Current portion of long-term debt (Note 5)                   $     5,556

       Notes payable, bank (Note 6)                                      78,528

       Notes payable, bank (Note 6)                                      78,528


       Accounts payable                                               1,093,811

       Accounts payable                                               1,066,650

       Accrued expenses                                                 253,498

       Advances from factor (Note 2)                                    121,368
                                                                    -----------

               Total current liabilities                              1,552,761
                                                                    -----------

Long-term debt, less current portion (Note 5)                             1,266
                                                                    -----------

Commitments and contingencies (Note 8)

Shareholders' equity:
       Common stock, $0.01 par; authorized 25,000,000 shares;
            5,085,415 issued and 4,885,415 outstanding (Note 10)         50,854

       Series  A preferred stock, $0.01 par, authorized 5,000,000
            shares, issued and outstanding 1,051 (Note 11)                   11

       Additional paid-in capital                                    15,097,557

       Treasury stock - at cost, 200,000 shares (Note 9)                (29,415)

       Currency translation                                             (23,271)

       Accumulated deficit                                           (3,963,305)
                                                                    -----------

       Total shareholders' equity                                    11,132,431
                                                                    -----------

                                                                    $12,686,458
                                                                    ===========





   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1996 and 1995

                                                          1996          1995
                                                      -----------   -----------

Net sales                                             $ 3,771,123   $ 3,517,557

Cost of goods sold:
    Cost of goods sold                                  2,619,048     2,422,784
    Inventory adjustment to carrying value (Note 3)       669,579       105,000
                                                      -----------   -----------
                                                        3,288,627     2,527,784
                                                      -----------   -----------

Gross profit                                              482,496       989,773

Selling, general and administrative expenses:
    Payroll and payroll taxes                             731,832       558,431
    Selling and promotion                                 854,046       412,473
    Office and administrative                             495,889       464,549
    Research and development                              215,256        89,549
    Development cost amortization                         111,755        14,308
    Consulting fees                                       282,706        39,000
    Other                                                  67,957        89,940
                                                      -----------   -----------
                                                        2,759,441     1,668,250
                                                      -----------   -----------

Loss from operations                                   (2,276,945)     (678,477)

Other income (expense):
    Interest income                                        36,484          --
    Interest expense                                     (147,539)     (113,854)
                                                      -----------   -----------

Loss before income tax & financing costs               (2,388,000)     (792,331)

Interest associated with short-term
    bridge financing                                      (56,011)         --

Write off of loan acquisition costs resulting from
    repayment of debt                                    (244,134)         --

Income tax expense (Note 7)                                  --            --
                                                      -----------   -----------

Net loss                                              $(2,688,145)  $  (792,331)
                                                      ===========   ===========

Net loss from operations per common share             $     (0.49)  $     (0.18)
                                                      ===========   ===========

Net loss per common share                             $     (0.58)  $     (0.21)
                                                      ===========   ===========

Weighted average common shares outstanding              4,625,086     3,714,542
                                                      ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Years Ended June 30, 1996 and 1995


                                                   Common Stock               Preferred Stock         Additional
                                            -------------------------   --------------------------     paid-in
                                                Shares       Amount        Shares         Amount       capital
                                            -----------   -----------   -----------    -----------   -----------
Balance at July 1, 1994                       1,766,178   $    17,662            10    $      --     $    14,256

Purchase of subsidiary (Notes 10 and 12)        210,000         2,100                                     94,163

Issuance of additional stock (Note 10)        2,083,000        20,830                                  1,574,170

Net loss
                                            -----------   -----------   -----------    -----------   -----------

Balance at June 30, 1995                      4,059,178   $    40,592            10    $      --     $ 1,682,589

Stock Issuance:
   Issuance of additional stock (Note 10)     1,003,322        10,033           (10)          --       3,759,870


   Issuance of preferred stock (Note 11)                                      1,051             11     9,620,955

   Exercise of options (Note 14)                 22,915           229                                     34,143

Forfeiture of common stock (Note 9)

Currency translation

Net loss
                                            -----------   -----------   -----------    -----------   -----------

Balance at June 30, 1996                      5,085,415   $    50,854         1,051    $        11   $15,097,557
                                            ===========   ===========   ===========    ===========   ===========


                                                   Treasury Stock
                                             --------------------------     Currency      Accumulated
                                                Shares        Amount       translation      deficit
                                             -----------    -----------    -----------    -----------
Balance at July 1, 1994                              --     $      --      $      --      $  (482,829)

Purchase of subsidiary (Notes 10 and 12)

Issuance of additional stock (Note 10)

Net loss                                                                                     (792,331)
                                             -----------    -----------    -----------    -----------

Balance at June 30, 1995                             --     $      --      $      --      $(1,275,160)

Stock Issuance:
   Issuance of additional stock (Note 10)


   Issuance of preferred stock (Note 11)

   Exercise of options (Note 14)

Forfeiture of common stock (Note 9)             (200,000)       (29,415)

Currency translation                                                           (23,271)

Net loss                                                                                   (2,688,145)
                                             -----------    -----------    -----------    -----------

Balance at June 30, 1996                        (200,000)   $   (29,415)   $   (23,271)   $(3,963,305)
                                             ===========    ===========    ===========    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1996 and 1995

                                                                           1996            1995
                                                                       ------------    ------------
Cash flows from operating activities:
     Net loss                                                          $ (2,688,145)   $   (792,331)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                      192,269          66,543
         Loan amortization                                                  244,134          10,715
         (Increase) decrease in accounts receivable                         377,483         (89,967)
         Increase (decrease) in allowance for doubtful accounts            (107,000)         68,000
         Increase in inventories                                           (172,311)       (704,759)
         (Increase) decrease in advances on purchases of
              inventory                                                      44,102        (231,495)
         Increase in other current assets                                   (55,264)        (13,796)
         (Increase) decrease in other assets                                 32,345         (23,210)
         Increase (decrease) in accounts payable                            352,423        (570,416)
         Increase in accrued expenses                                        39,088          25,757
                                                                       ------------    ------------
              Net cash used in operating activities                      (1,740,876)     (2,254,989)
                                                                       ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                    (105,347)       (102,759)
     Development costs                                                     (225,328)       (110,742)
     Loans to related parties                                               (16,673)         (6,519)
                                                                       ------------    ------------
              Net cash used in investing activities                        (347,348)       (220,020)
                                                                       ------------    ------------

Cash flows from financing activities:
     Currency translation                                                   (23,271)           --
     Repayment on bank overdraft                                               --           (14,393)
     Net repayments under line of credit agreement                         (129,788)           --
     Repayments on notes payable, bank                                         --           (57,534)
     Principal payments on debentures                                      (875,000)           --
     Principal payments on long-term debt                                   (19,172)        (10,668)
     Proceeds from long-term debt                                              --            13,647
     Net repayments on related party loans                               (1,000,000)           --
     Proceeds from note payable, related party                                 --         1,000,000
     Proceeds from stock issuance - common stock                          4,601,154       1,520,000
     Proceeds from stock issuance - preferred stock                      10,510,000            --
     Cost of stock issuance - common stock                                 (884,629)           --
     Cost of stock issuance - preferred stock                              (889,034)           --

   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 1996 and 1995

                                                            1996        1995
                                                         -----------  ----------
Cash flows from financing activities, continued:
     Loan fees associated with debentures                $   (92,349) $     --
     Proceeds from sale of debentures                        875,000        --
     Advances from (repayments to) factor                   (311,883)    313,664
                                                         -----------  ----------
              Net cash provided by financing activities   11,761,028   2,764,716
                                                         -----------  ----------
Net increase in cash                                       9,672,804     289,707
Cash, beginning of period                                    289,707        --
                                                         -----------  ----------
Cash, end of period                                      $ 9,962,511  $  289,707
                                                         ===========  ==========

                Supplemental Disclosure of Cash Flow Information

                                                            1996        1995
                                                          ---------  ----------

Interest paid                                             $ 203,550  $  113,854
Taxes paid                                                     --          --

     Supplemental Information of Noncash Investing and Financing Activities

Effective January 1, 1995, the Company acquired 100% of a corporation's stock (See Note 12) whose operating assets and liabilities, based on the purchase document, were as follows:

         Cash                                             $          -
         Accounts receivable                                   518,996
         Inventory                                             133,644
         Property and equipment                                 73,905
         Prepaid expenses and other                            276,268
         Accounts payable                                     (560,513)
         Accrued expense                                       (57,172)
         Long-term debt                                       (288,865)
                                                          ------------
         Net                                              $     96,263
                                                          ============

On May 31, 1995, the Company issued 75,000 shares of common stock to obtain inventory financing (See Note 10).

On September 12, 1995, the Company issued 87,500 shares of Common Stock associated with short-term bridge financing raised with a private placement of 8% Subordinated Debentures (See Note 10).

In June of 1996, 200,000 shares were forfeited to the Company by the former General Director of SC&T Europe, NV. (See Note 9)

   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1.       Summary of significant accounting policies:

         Operations:

         The Company sells, markets and distributes consumer electronic products and personal computer accessory products, both wholesale and retail, from operations in Arizona and Belgium.

         Consolidation:

         The consolidated financial statements include the accounts of S C & T International, Inc. and its wholly-owned subsidiary, SC&T Europe, NV, (formerly Westex, NV) a Belgium corporation (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in the consolidation.

         Revenue recognition:

         Revenue from sales is recognized from direct sales to retail customers. A sale is recorded when the product is shipped. The Company sells product through internal sales personnel, as well as independent sales representatives. In accordance with Statement of Financial Accounting Standards No. 48, a reserve is recorded to reflect estimated returns of products from retail customers.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.

         Accounts receivable:

         Accounts receivable are primarily due from retailers and commercial accounts in the United States and internationally (See Note 2).

         Inventories:

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first out (FIFO) method. The only major class of inventory is finished goods (See Note 3).

         Property, equipment, depreciation and amortization:

         Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives range from 3 to 5 years. (See Note 4)

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



1.       Summary of significant accounting policies, continued:

         Research and development:

         Research and development costs for new products are expensed until feasibility of the product is established.

         Product development costs:

         Product development costs are recorded when product feasibility is established, and are stated at cost. Product development costs are being amortized using the straight-line method over the 12 month period immediately subsequent to the products introduction to market.

         Advertising:

         Advertising costs are charged to operations as incurred. Advertising costs for the years ended June 30, 1996 and June 30, 1995 were $262,000 and $107,000 respectively.

         Income taxes:

         The Company adopted the provisions of Financial Accounting Standards Board No. 109, Accounting for Income Taxes. This statement provides for calculating the provision for income taxes and the related assets and/or liabilities using the liability method.

         Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities (See Note
7).

         Foreign currency translation:

         Assets and liabilities in foreign currencies are translated into dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange difference resulting from these transactions is separately stated in the equity section of the balance sheet.

         Loss per common share:

         Computation of loss per common share is based on the weighted average number of common shares outstanding during the respective years.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



1.       Summary of significant accounting policies, continued:

         Financial instruments:

         The fair value of Company financial instruments, including cash, the short-term certificate of deposit and notes receivable from owners, approximate their carrying value. In addition, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value approximates carrying value.

         Financial statement estimates:

         The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the reported values of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported values of revenues and expenses during the reporting period. Actual results could differ from such estimates.

2.       Receivables:

         Receivables at June 30, 1996 consist of the following:

              Trade accounts receivable                           $    701,951
              Related party (Note 9)                                    64,503
              Allowance for returns and doubtful accounts              (26,000)
                                                                  ------------
                                                                  $    740,454
                                                                  ============

         Included in trade accounts receivable are approximately $155,000 of factored receivables at June 30, 1996. Advances from factor consist of receipts from the factoring company representing approximately 80% of the factored receivable balances. The Company is obligated to buy back any receivable which has not been paid to the factoring agency within 90 days.

3.       Inventory:

         Inventory at June 30, 1996 consists of the following:

              Finished goods                                     $   1,403,688
              Advances on purchases of inventory                       187,393
              Reserve for obsolescence                                (159,000)
                                                                 -------------
                                                                 $   1,432,081
                                                                 =============

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



3.       Inventory, continued:

         Advances on purchases of inventory are for inventory currently being manufactured or anticipated to be manufactured in the near future.

         The inventory adjustment to carrying value consists of adjustments relating to the Company's decision to reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products to be released.

4.       Property and equipment:

         Property and equipment at June 30, 1996 consists of the following:

         Office Furniture and Equipment                           $    263,372
         Tools & Dies                                                   63,828
         Vehicles                                                       21,673
                                                                  ------------
                                                                       348,873
         Less Accumulated Depreciation                                (119,188)
                                                                  ------------

                                                                  $    229,685
                                                                  ============

         Depreciation expense totaled $80,515 and $39,887 for the years ended June 30, 1996 and 1995, respectively.

         Net property and equipment located in Belgium is $36,452 at June 30, 1996.

5.       Long-term debt:

         Long-term debt at June 30, 1996 consists of the following:


           Note payable, due in monthly installments of $463 plus interest through November, 1997, collateralized by a vehicle.

                                                                   $     6,822

           Less current portion                                          5,556
                                                                   -----------
                                                                   $     1,266
                                                                   ===========

         At June 30, 1996, the aggregate maturities of debt for the succeeding years is as follows:

           1997                                                      $   5,556
           1998                                                          1,266
                                                                     ---------
           Total                                                     $   6,822
                                                                     =========

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



6.       Notes payable, bank:

         Notes payable, bank, consist of the following:

          The  Company has a line of credit due on demand with a bank in Belgium at a variable  rate of interest  of  approximately  11.5%.  Borrowings under the line of credit are  collateralized  by substantially  all of the assets of the subsidiary.
                                                                                     $         51,528

          The  Company  has a second  line of credit with a bank in Belgium at a variable rate of interest that  fluctuates  based on the  transaction.
          The  bank  advances   approximately  93%  of  the  specific  invoices.
          Repayment is due 10 days after the due date of the accounts receivable invoice.  Borrowing  under this line of credit are  collateralized  by substantially all of the assets of the
          subsidiary.                                                                          27,000
                                                                                      ---------------
                                                                                      $        78,528
                                                                                      ===============

7.        Income taxes:

         The components of the net deferred tax assets and liabilities at June 30, 1996 are as follows:

                                                                      1996
                                                                 ---------------

                Deferred tax assets                              $    1,250,000
                Deferred tax liabilities                                      -
                Valuation allowance                                  (1,250,000)
                                                                 --------------

                Net deferred assets and liabilities              $            -
                                                                 ==============

         The types of temporary differences between tax bases of assets and liabilities and their financial reporting amounts that give rise to deferred tax assets relate primarily to the accounts receivable and inventory allowances and net operating loss carryforwards available.

         At June 30, 1996, the Company has net operating loss carryforwards for federal and state income tax reporting purposes of approximately $3,125,000 that will begin to expire in 2010 for federal purposes and in 2000 for state purposes. These are available to offset taxable income in subsequent years.

         Due to changes in ownership during the year ended June 30, 1995, the availability of net operating losses incurred totaling approximately $802,000 will be restricted as provided under Internal Revenue Code Section 382 and related regulations.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



7.       Income taxes, continued:

         Due to the Company's initial public offering during the year ended June 30, 1996, and the private offering of Series A Preferred Stock in June of 1996, the remaining net operating loss carryforwards of approximately $2,323,000 may be restricted as provided under Internal Revenue Code Section 382 and related regulations.

         At June 30, 1996, the Company has recorded a valuation allowance for all deferred tax assets because the benefit of those temporary differences may not be realized by the Company.

8.       Commitments and contingencies:

         Operating leases:

         The Company leases an office and warehouse from an unrelated third party under an operating lease which expires in August 1997. Under the lease, the monthly rental is approximately $4,900, and the Company is responsible for certain expenses.

         The Company leased its office location in Belgium through April 30, 1996 from a former director, who was a shareholder, who owned 50% of the building where the office was located, for a monthly rental of approximately $3,700. The Company exercised its cancellation rights described in the lease and relocated to a temporary facility, effective May 1, 1996. As of September 1, 1996, the Belgian office relocated to Gent, Belgium. The new operating lease provides for a monthly rental rate of approximately $1,600 per month, with a 60 day cancellation clause effective after December 31, 1996.

         The Company leases a corporate apartment from an unrelated third party under an operating lease which expires December 31, 1996. Under the lease, the monthly rental is approximately $700, and the Company is responsible for certain expenses.

         The Company leases office equipment under three operating leases requiring monthly payments of approximately $500. The leases expire in January 1997, November 1997, and November 1998.

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1996 are as follows:

         Operating leases:
                               1997                       $      79,000
                               1998                              13,000
                               1999                               1,000
                                                          -------------
                                                          $      93,000
                                                          =============

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



8.       Commitments and contingencies, continued:

         Operating leases, continued:

         Total rental expenses for the years ended June 30,1996 and June 30,1995 were approximately $119,000 and $103,000, respectively.

         Pending or threatened litigation:

         The Company, from time to time, is a party to various legal proceedings which are incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a materially adverse affect on the Company's financial position or results of operations.

         The Company is currently suing a competitor, who competes in the same industry. Any potential benefit of this lawsuit is not reflected in these financial statements.

         Inventory:

         At June 30, 1996, the Company has outstanding purchase commitments for inventory acquisitions of approximately $1,700,000. The Company has advanced funds against the purchase commitments totalling $187,393 (See Note 3).

9.       Related party transactions:

         Related party receivables:

         The Company has a related party receivable from its President, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. The receivable balance was $42,400 at June 30, 1996, of which $6,000 is current and $36,400 is long-term.

         The related party receivable also includes $12,349 due from the former General Director of SC&T Europe, NV. This receivable is non-interest bearing and due on demand.

         The Company also advances funds to employees for traveling purposes. These advances are due on demand and are non-interest bearing. The balance at June 30, 1996 was $9,754.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



9.       Related party transactions, continued:

         Treasury stock:

         In June 1996, the Company entered into a separation and settlement agreement with the former General Director of the Belgian subsidiary, whereby the former General Director resigned as an officer, director, and employee of the Company. Under the terms of the agreement, the former General Director will receive $29,415. In addition, the former General Director has forfeited 200,000 shares of common stock of the Company owned by him on the date of the agreement. Upon compliance with the terms of the agreement, 25,000 shares of common stock will be issued to the former General Director.

         Employment agreement:

         In September 1995, the Company entered into an employment agreement with its President, who is also a shareholder, for a period of five years. The agreement provides for an annual salary of $104,000 and contains termination provisions regarding the repurchase of the President's stock and guaranteed salary payments.

         Short-term bridge financing:

         In December 1995, the Company used approximately $1,875,000 of the proceeds from its initial public offering to repay two short-term bridge financing arrangements with shareholders and all accrued interest associated with the debt.

10.      Issuance of common stock:

         During the quarter  ended  December 31, 1995,  the Company  completed a
public  offering  of  Common  Stock.   The  Company  received  net  proceeds  of
approximately $3,615,000 and issued a total of 900,000 shares of Common Stock.

         The Company also issued 450,000 Redeemable Common Stock Purchase Warrants. Each Warrant represented the right to purchase one-half share of Common Stock at a price of $7.00 per share, subject to adjustment under certain circumstances. The Warrants expire three years from December 1995. Each warrant is immediately exercisable. The Warrants are redeemable by the Company for $0.05 per Warrant upon 30 days' notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $8.00 per share for a period of 20 consecutive trading days. The Company received cash of approximately $45,000.

         In January 1996, the Company issued an additional 67,500 Redeemable Common Stock Purchase Warrants. The Company received cash of approximately $6,750.

         In October 1995, the Company increased its authorized share capital to 25,000,000 shares of common stock and authorized 5,000,000 shares of preferred stock.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



10.      Issuance of common stock, continued:

         During the quarter ended September 30, 1995, the Company completed a private placement for short-term bridge financing of 8% Subordinated Debentures, due at the earlier of September 30, 1996, or upon completion of the offering. The Company issued 87,500 shares of Common Stock at $1.00 per share to obtain the short-term bridge financing.

         In September 1995, the President was issued 15,822 shares of Common Stock at a value of $1.00 per share for past services provided to the Company.

         In June 1995, the Company reissued its shares of stock at $0.01 par instead of no par.

         During the year ended June 30, 1995, the Company completed a private offering of Common Stock, par value of $0.01 per share. The Company received net proceeds of approximately $1,500,000, and issued a total of 2,000,000 shares of Common Stock.

         In addition, a $20,000 note payable was converted to 8,000 shares of Common Stock.

         The Company also issued 75,000 shares of Common Stock on May 31, 1995 at $1.00 per share to obtain inventory financing.

         On December 31, 1994, the Company purchased all of the outstanding shares of SC&T Europe, NV. (formerly Westex, NV) for 210,000 shares of common stock, valued at $96,263. (See Note 9 & Note 12)

11.      Issuance of preferred stock:

         In June 1996, the Company issued 1,051 shares of Series A Preferred Stock, $0.01 par value per share, for $10,000 per share with an accretion rate of 8% per annum up to the date of conversion. The Company received net proceeds of approximately $9,669,000 for the 1,051 shares. The shares may be converted to Common Stock at a conversion price which shall be the lesser of $7.75 per share or 85% of the average closing bid price of the Company's Common Stock for the ten trading days preceeding the conversion date. The Series A Preferred Stock is converted as follows: one-third of the shares of Series A Preferred Stock on or subsequent to August 20, 1996; one-third of the shares on or subsequent to September 19, 1996; and the remaining shares on or subsequent to October 19, 1996. All conversions are subject to the Company's right of redemption.

         The Series A Preferred Stock will bear no dividends and have no voting rights except as otherwise required by Arizona statute.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



11.      Issuance of preferred stock, continued:

         Upon dissolution of the Company the holders of Series A Preferred Stock are entitled to distributions in the sum of the original Series A issue price for each outstanding share, plus 8% of the original Series A issue price per annum since purchase. At any time commencing 12 months and one day after the last closing date, the Company shall have the right to redeem any or all of the Series A Preferred Stock subject to certain conditions set forth in the Certificate of Designation.

12.      Purchase of subsidiary:

         On December 31, 1994, the Company purchased all of the outstanding shares of Westex NV of Antwerp, Belgium for 210,000 shares of common stock, valued at $96,263. Westex NV is a distributor of consumer electronic products and personal computer accessory products, both wholesale and retail. The acquisition has been accounted for by the purchase method of accounting and the purchase price of $96,263 approximates the fair value of the net assets acquired. The operating results of this acquisition are included in the company's consolidated results of operations from the date of acquisition. In June, 1996, the subsidiary's name was changed to SC&T Europe, NV.

         The following unaudited proforma summary presents the consolidated results of operations for the year ended June 30, 1995 as if the acquisition had occurred at the beginning of the year, July 1, 1994, and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

         Net sales                          $        4,883,925
                                            ==================

         Net loss                           $         (842,973)
                                            ===================

         Net loss per common share          $            (0.23)
                                            ==================

13.      Significant customer:

         The Company had one significant customer which accounted for approximately 12% of the Company's total revenues for the year ended June 30, 1996. The accounts receivable balance for that customer totaled approximately $110,000 at June 30, 1996.

         The  Company  had  one   significant   customer  which   accounted  for
approximately 22% of the Company's total revenues for the year ended June 30, 1995.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



14.      Options and warrants:

         Incentive stock option plan:

         The Company has a qualified incentive stock option plan for its key employees, consultants and independent contractors. The grants expire in February, 2005. As of June 30, 1996, 22,915 grants had been exercised.

         The following summarizes the activity for the Plan at June 30, 1996:

                                                       Number        Option
                                                      of Shares  Price Per Share
                                                      ---------  ---------------
            Options outstanding at beginning of year    723,500   $1.00 - $1.75

            Granted                                      60,000   $1.50 - $5.70
            Canceled                                   (184,000)  $1.00 - $1.75
            Exercised                                   (22,915)          $1.50
                                                      ---------
            Options outstanding at end of year          576,585   $1.00 - $5.70
                                                      =========

            Options available for grant                 433,915
                                                      =========
         Warrants:

         During the year ended June 30, 1995, the Company issued warrants to purchase an aggregate of 588,500 shares of Common Stock. The Warrants were issued to obtain $1,000,000 of bridge inventory financing. The warrants are exercisable at $1.20 per share and vest over a three year period. The warrants expire in September 1998.

         In connection with the Company's private placement, in June 1996, of 1,051 shares of Series A Preferred Stock the Company issued warrants to purchase an aggregate of 108,490 shares of Common Stock. The warrants are exercisable immediately at $7.75 per share. The warrants expire on June 17, 2001.

         The Company issued 517,500 IPO Warrants in connection with its initial public offering.

         In connection with the Company's initial public offering, the Company sold warrants to the IPO Underwriter, at a purchase price of $.001 per warrant, to purchase from the Company 90,000 shares of Common Stock and 45,000 IPO Warrants. The Underwriter's Warrants are exercisable for a period of four years commencing one year from December 15, 1995 at a per share exercise price equal to $6.25 per share of Common Stock and $.125 per IPO Warrant.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



15.      Subsequent events:

         The Company is reviewing alternatives for additional office and warehouse space to meet the demands related to the Company's anticipated growth. The Company has placed an earnest deposit on a potential future office site as it evaluates the various options available.

         In August 1996, the Company established a wholly-owned marketing and sales subsidiary, SC&T U.K., Ltd., located in northern England. This subsidiary is responsible for sales in the United Kingdom and Eastern Europe.

         In August 1996, the Company established a $500,000 revolving line of credit with a bank at a variable rate of interest. Borrowings under this line of credit are subject to certain conditions including compensating balances. At August 20, 1996 the Company had not drawn against this line of credit.

         In September 1996, the Company established a wholly-owned marketing and sales subsidiary, SC&T America, Inc. located in Phoenix, Arizona. The subsidiary is responsible for sales in the United States and Canada.
                                      F-20