Form 10QSB
period 1996-09-30
SC&T INTERNATIONAL INC
filed 1996-11-14
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

Commission File Number:  0-27382.

                            SC&T International, Inc.
                   -------------------------------------------
           (Exact name of small business as specified in its charter)


                   Arizona                               86-0737579
              -----------------                     -------------------

        (State or other jurisdiction of        (IRS Employer Identification)
         incorporation or organization)


                 3837 E. LaSalle Street, Phoenix, Arizona 85040
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (602) 470-1334
                           ---------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,186,093 shares of Common Stock, par value $0.01 per share.

        Transitional Small Business Disclosure Format (Check one):  Yes   No X
                                                                       ---  ---

                            SC&T INTERNATIONAL, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------



                                                                           Page
Part I  Financial Information

Item 1  Financial Information

        Consolidated Balance Sheet as of September 30, 1996                  3

        Consolidated Statements of Operations for the Three Months
                Ended September 30, 1996  and September 30, 1995             5

        Consolidated Statement of Shareholders' Equity for the Three
                Months Ended September 30, 1996                              6

        Consolidated Statements of Cash Flows for the Three Months
                Ended September 30, 1996 and September 30, 1995              7

        Notes to Consolidated Financial Statements                           9

Item 2  Management's Discussion and Analysis                                15

Part II Other Information

Item 1  Litigation                                                          19

Item 2  Change in Securities                                                19

Item 3  Defaults Upon Senior Securities                                     19

Item 4  Submission of Matters to a Vote of Security-Holders                 19

Item 5  Other Information                                                   19

Item 6  Exhibits & Reports on Form 8-K                                      19

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996


                                     ASSETS

Current assets:
        Cash, including $49,625 of restricted cash                   $ 7,634,391

        Receivables (Note 2)                                           1,262,503

        Inventory (Note 3)                                             2,151,420

        Other current assets                                             148,924
                                                                     -----------

                Total current assets                                  11,197,238

Product development costs, less accumulated amortization of $34,147      305,147

Property and equipment, less accumulated depreciation of $123,479        423,685

Other assets                                                              75,678
                                                                     -----------

                                                                     $12,001,748
                                                                     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
      Notes payable, bank (Note 4)                                 $     86,413

      Accounts payable                                                  846,840

      Accrued expenses                                                  145,179
                                                                   ------------

              Total current liabilities                               1,078,432
                                                                   ------------

Commitments and contingencies (Note 5)                                     --

Shareholders' equity:
      Common stock, $0.01 par; authorized 25,000,000 shares;
              5,386,093 shares issued and 5,186,093 shares
              outstanding (Note 7)                                       53,861

      Series  A preferred stock, $0.01 par; authorized 5,000,000
              shares; 1,018 shares issued and outstanding (Note 8)           10

      Additional paid-in capital                                     15,087,730

      Treasury stock - at cost, 200,000 shares (Note 6)                 (29,415)

      Currency translation                                              (35,701)

      Accumulated deficit                                            (4,153,169)
                                                                   ------------

                      Total shareholders' equity                     10,923,316
                                                                   ------------

                                                                   $ 12,001,748
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1996 and 1995


                                                        1996           1995
                                                     -----------    -----------

Net sales                                            $ 1,727,947    $ 1,037,707

Cost of goods sold                                     1,178,717        645,006
                                                     -----------    -----------

Gross profit                                             549,230        392,701

Selling, general and administrative expenses:
        Payroll and payroll taxes                        229,062        159,803
        Selling and promotion                            262,893        114,230
        Office and administrative                        149,432        113,845
        Research and development                          33,013          4,951
        Development cost amortization                     26,974         27,144
        Consulting fees                                   36,653         23,677
        Other                                             79,080         77,485
                                                     -----------    -----------
                                                         817,107        521,135
                                                     -----------    -----------

Loss from operations                                    (267,877)      (128,434)

Other income (expense):
        Interest income                                   95,655           --
        Interest expense                                 (17,642)       (63,771)
                                                     -----------    -----------

Loss before income tax                                  (189,864)      (192,205)

Income tax expense                                          --             --
                                                     -----------    -----------

Net loss                                             $  (189,864)   $  (192,205)
                                                     ===========    ===========

Net loss from operations per common share            $     (0.05)   $     (0.03)
                                                     ===========    ===========

Net loss per common share                            $     (0.04)   $     (0.05)
                                                     ===========    ===========

Weighted average common shares outstanding             4,961,564      3,797,199
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1996



                                    Common Stock    Preferred Stock  Additional        Treasury Stock
                                ------------------  ----------------   paid-in      --------------------    Currency    Accumulated
                                  Shares    Amount  Shares    Amount   capital        Shares     Amount    translation    deficit
                                ---------  -------   -----    -----  -----------    --------    --------    --------    -----------
Balance at June 30, 1996        5,085,415  $50,854   1,051    $  11  $15,097,557    (200,000)   $(29,415)   $(23,271)   $(3,963,305)

Preferred stock issuance costs                                           (20,570)
Issuance of common stock            9,166       92                        13,657
Preferred stock conversion        291,512    2,915     (33)      (1)      (2,914)
Currency translation                                                                                         (12,430)
Net loss                                                                                                                   (189,864)
                                ---------  -------   -----    -----  -----------    --------    --------    --------    -----------

Balance at  September 30, 1996  5,386,093  $53,861   1,018    $  10  $15,087,730    (200,000)   $(29,415)   $(35,701)   $(4,153,169)
                                =========  =======   =====    =====  ===========    ========    ========    ========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1996 and 1995


                                                                                 1996           1995
                                                                             -----------    -----------
Cash flows from operating activities:
        Net loss                                                             $  (189,864)   $  (192,205)
        Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                     50,534         72,600
                (Increase) decrease in accounts receivable                      (531,423)       215,083
                Decrease in allowance for doubtful accounts                         --          (36,000)
                Increase in inventories                                          (98,325)      (231,346)
                (Increase) decrease in advances on purchases of
                        inventory                                               (621,014)        45,521
                Increase in other current assets                                 (73,981)       (53,849)
                Increase in other assets                                         (38,902)       (43,437)
                Decrease in accounts payable                                    (246,971)      (318,533)
                (Decrease) increase in  accrued expenses                         (65,404)        37,407
                                                                             -----------    -----------
                        Net cash used in operating activities                 (1,815,350)      (504,759)
                                                                             -----------    -----------
Cash flows from investing activities:
        Purchase of property and equipment                                      (217,560)       (12,876)
        Development costs                                                       (122,113)       (43,157)
        Loans to related parties                                                   9,374           --
                                                                             -----------    -----------
                        Net cash used in investing activities                   (330,299)       (56,033)
                                                                             -----------    -----------
Cash flows from financing activities:
        Currency translation                                                     (12,430)          --
        Net borrowings under line of credit agreement                              7,885           --
        Principal payments on short-term debt                                     (5,556)          --
        Principal payments on long-term debt                                      (1,266)        (6,253)
        Proceeds from note payable, related party                                   --          875,000
        Net repayments on related party loans                                    (29,166)          --
        Net borrowings on notes payable, bank                                       --           95,227
        Preferred stock issuance costs                                           (20,570)          --
        Repayments to factor                                                    (121,368)      (197,174)
                                                                             -----------    -----------
                        Net cash (used in)provided by financing activities      (182,471)       766,800
                                                                             -----------    -----------
Net (decrease)increase in cash                                                (2,328,120)       206,008
Cash, beginning of period                                                      9,962,511        289,707
                                                                             -----------    -----------
Cash, end of period                                                          $ 7,634,391    $   495,715
                                                                             ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                Supplemental Disclosure of Cash Flow Information

                                              1996                   1995
                                           -----------           -----------
Interest paid                              $    17,642           $    63,771


     Supplemental Information of Noncash Investing and Financing Activities

On September 12, 1995, the Company issued 87,500 shares of Common Stock associated with short-term bridge financing raised with a private placement of 8% Subordinated Debentures (Note 7).





       The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended September 30, 1996 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities Exchange Commission on September 27, 1996.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Receivables:

         Receivables at September 30, 1996 consist of the following:

                Trade accounts receivable                            $1,233,374
                Related party (Note 6)                                   55,129
                Allowance for returns and doubtful accounts             (26,000)
                                                                     ----------
                                                                     $1,262,503
                                                                     ==========

3.      Inventory:

        Inventory at September 30, 1996 consists of the following:

                Finished goods                                       $1,398,377
                Advances on purchases of inventory                      808,407
                Reserve for obsolescence                                (55,364)
                                                                     ----------
                                                                     $2,151,420
                                                                     ==========

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

3.       Inventory, Continued:

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Advances on purchases of inventory are for inventory currently being manufactured or anticipated to be manufactured in the near future. Reserve for obsolescence exists due to continual changes in the consumer electronic products industry.

4.       Notes payable, bank:

         Notes payable, bank consist of the following:

         The  Company  has a line  of  credit  with a bank  in    $   24,056
         Arizona secured by a CD. The line of credit is used to back international letters of credit issued to factories that manufacture the Company's products.

         The Company has a line of credit due on demand with a
         bank in  Belgium at a variable  rate of  interest  of
         approximately  11.5%.  Borrowings  under  the line of
         credit are collateralized by substantially all of the
         assets of the Belgian subsidiary.                            28,057

         The  Company  has a second line of credit with a bank
         in  Belgium  at a  variable  rate  of  interest  that
         fluctuates  based  on  the   transaction.   The  bank
         advances  approximately 93% of the specific invoices.
         Repayment  is due 10 days  after  the due date of the
         accounts  receivable  invoice.  Borrowings under this
         line of credit are  collateralized  by  substantially
         all of the assets of the Belgian subsidiary.                34,300
                                                                 ----------
                                                                 $   86,413
                                                                 ==========

5.       Commitments and contingencies:

         Operating leases:

         The Company leases an office and warehouse from an unrelated third party under an operating lease which expires in August 1997. Under the lease, the monthly rental is approximately $4,900, and the Company is responsible for certain expenses. In October 1996, the Company purchased approximately 1.24 acres of land located at the Scottsdale Airpark in Scottsdale, Arizona. The Company is negotiating an agreement to build warehouse facilities and executive offices on this site.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


5.       Commitments and contingencies, Continued:

         The Company leased its office location in Belgium through April 30, 1996 from a former director, who was a shareholder and owned 50% of the building where the office was located, for a monthly rental of approximately $3,700. The Company exercised its cancellation rights described in the lease and relocated to a temporary facility, effective May 1, 1996. As of September 1, 1996, the Belgian office relocated to Gent, Belgium. The new operating lease provides for a monthly rental rate of approximately $1,600 per month, with a 60 day cancellation clause effective after December 31, 1996.

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

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1996 are as follows:


                  1997                       $       69,000
                  1998                                3,000
                  1999                                1,000
                                             --------------
                                             $       73,000
                                             ==============

         Total rental expenses for the three months ended September 30, 1996 and September 30, 1995 were approximately $19,900 and $ 25,900, respectively.

         Promotional Programs:

         In October 1996, SC&T Racing Enterprises, Ltd. entered into a $605,000 agreement to sponsor a Formula Atlantic Team in the 1997 Player's Toyota Series races. The Company intends to use the racing team to promote its products and increase brand awareness throughout the 1997 selling season.

         Pending or threatened litigation:

         The Company, from time to time, is a party to various legal proceedings which are incidental to its business. In the opinion of management, the ultimate resolution of these proceedings will not have a materially adverse affect on the Company's financial position or results of operations.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


5.       Commitments and contingencies, continued:

         The Company is currently suing a competitor, who competes in the same industry. Any potential benefit of this lawsuit is not reflected in these financial statements.

         Inventory:

         At September 30, 1996, the Company has outstanding purchase commitments for inventory acquisitions of approximately $ 4,284,000. The Company has advanced funds against the purchase commitments totaling $808,000.

6.       Related party transactions:

         Related party receivables:

         The Company has a related party receivable from its President, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. The receivable balance was $42,400 at September 30, 1996, of which $6,000 is current and $36,400 is long-term.

         The Company also advances funds to employees for traveling purposes. These advances are due on demand and are non-interest bearing. The balance at September 30, 1996 was approximately $12,400.

         Treasury stock:

         In June 1996, the Company entered into a separation and settlement agreement with the former General Director of the Belgian subsidiary, whereby the former General Director resigned as an officer, director, and employee of the Company. Under the terms of the agreement, the former General Director received $29,415. In addition, the former General Director forfeited 200,000 shares of common stock of the Company owned by him on the date of the agreement. Upon compliance with the terms of the agreement, 25,000 shares of common stock may be issued to the former General Director.

         Employment agreement:

         In September 1995, the Company entered into an employment agreement with its President, who is also a shareholder, for a period of five years. The agreement provides for an annual salary of $104,000 and contains certain provisions regarding the repurchase of the President's stock and guaranteed salary payments.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

6.       Related party transactions, Continued:

         Short-term bridge financing:

         In December 1995, the Company used approximately $1,875,000 of the proceeds from its initial public offering to repay two short-term bridge financing arrangements with shareholders and all accrued interest associated with the debt.

7.       Issuance of common stock:

         In August and September of 1996, 33 shares of preferred stock were converted into 291,512 shares of common stock. At the conversion price on October 23, 1996, excluding the effect of 8% accretion, an additional 24,238,095 shares of common stock are issuable upon conversion of the remaining 1,018 shares of Series A Preferred Stock subject to a vote of shareholders to increase the Company's authorized share capital.

         In January 1996, the Company issued 67,500 Redeemable Common Stock Purchase Warrants for which the Company received cash of approximately $6,750.

         During the quarter  ended  December 31, 1995,  the Company  completed a
public  offering  of  Common  Stock.   The  Company  received  net  proceeds  of
approximately $3,615,000 and issued a total of 900,000 shares of Common Stock.

         The Company also issued 450,000 Redeemable Common Stock Purchase Warrants. Each Warrant represented the right to purchase one-half share of Common Stock at a price of $7.00 per share, subject to adjustment under certain circumstances. The Warrants expire three years from December 1995. Each warrant is immediately exercisable. The Warrants are redeemable by the Company for $0.05 per Warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $8.00 per share for a period of 20 consecutive trading days. The Company received cash of approximately $45,000 for the Purchase Warrants.

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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


8.       Issuance of preferred stock:

         In June 1996, the Company issued 1,051 shares of Series A Preferred Stock, $0.01 par value per share, for $10,000 per share with an accretion rate of 8% per annum up to the date of conversion. The Company received net proceeds of approximately $9,669,000 for the 1,051 shares. The shares may be converted to Common Stock at a conversion price which shall be the lesser of $7.75 per share or 85% of the average closing bid price of the Company's Common Stock for the ten trading days preceding the conversion date. The Series A Preferred Stock is converted as follows: one-third of the shares of Series A Preferred Stock on or subsequent to August 20, 1996; one-third of the shares on or subsequent to September 19, 1996; and the remaining shares on or subsequent to October 19, 1996. All conversions are subject to the Company's right of redemption.

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

9.       Significant customers:

         There were two significant customers which accounted for approximately 17% and 23% of the Company's total revenues for the three months ended September 30, 1996. The Company had one significant customer which accounted for approximately 25% of the company's total revenues for the three months ended September 30, 1995. The accounts receivable balance for these customers totaled approximately $384,660 and $112,125 at September 30, 1996 and 1995 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the multimedia, interactive, and communication segments of the PC industry. The Company's products include fully-integrated multimedia stereo keyboards, CD-ROM storage systems, various after market equalizer/amplifiers, sound enhancement products, sub-woofer sound systems, PC volume controllers, CD-ROM audio cables, and a line of PC and video arcade racing wheels for SEGA, Nintendo, Sony Playstation and IBM-PC's.

         Since July 1993, the Company's monthly revenue has grown from approximately $8,000 to approximately $718,000 in September, 1996. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. Revenue from SC&T Europe represented 29% of the Company's consolidated revenue for the three months ended September 30, 1996. SC&T Europe's revenue from products other than the Company's products represented approximately 11% of the Company's consolidated revenue for the three months ended September 30, 1996.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenue, resulting in a net loss of approximately $189,800 for the three months ended September 30, 1996. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. The Company expects these costs to increase in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Results of Operations of the Company for the Three-Month Periods Ended September 30, 1996 and 1995

Net Sales

         Net sales for the three months ended September 30, 1996 increased to approximately $1,728,000 or approximately $690,000 more than net sales for the three months ended September 30, 1995. In addition, the Company has a backlog of orders totaling approximately $1,347,000 at September 30, 1996, and approximately $1,633,000 as of November 6, 1996. In comparison, the Company had no backlog of orders as of September 30, 1995. This increase resulted from a variety of factors, including growing acceptance of the Company's products in the marketplace, a broadening of the Company's distribution channels and the expansion of the Company's overall product lines. Approximately $184,000 of the Company's net sales during the three months ended September 30, 1996 represents sales by SC&T Europe of products other than the Company's products.

Gross Profit

         The Company's gross profit percentage decreased from 38% for the three months ended September 30, 1995 to 32% for the three months ended September 30, 1996. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 25% to 40%. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense increased from approximately $160,000 in the three months ended September 30, 1995 to approximately $229,000 in the three months ended September 30, 1996, or approximately 43%. Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 15% for the three months ended September 30, 1995 to 13% for the three months ended September 30, 1996. The Company is required to employ a base staff of qualified personnel to maintain its operations.

Selling and Promotion

         The Company's selling and promotion expenses increased from approximately $114,000 in the three months ended September 30, 1995 to approximately $263,000 in the three months ended September 30, 1996, or a increase of approximately 131%. This represents an increase in selling and promotion expenses, as a percentage of sales from 11% for the three months ended September 30, 1995 to 15% for the three months ended September 30, 1996. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration.

Office and Administration

         The Company's office and administrative expenses increased from approximately $114,000 in the three months ended September 30, 1995 to approximately  $149,000  in the  three  months  ended  September  30,  1996,  or approximately 31%. However, as a percentage of net sales, office and administrative expenses decreased from 11% for the three months ended September 30, 1995 to 9% for the three months ended September 30, 1996. A portion of this reduction is due to the Company's continued efforts to reduce operating overhead.

Research and Development

         Expenditures for research and development increased from approximately $5,000 in the three months ended September 30, 1995 to approximately $33,000 for the three months ended September 30, 1996. The Company's expenditures for research and development vary from period to period depending upon the number of products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

Development Cost Amortization

         Development cost amortization remained constant at approximately $27,000 for the three months ended September 30, 1995 and September 30, 1996. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Consulting Fees

         Expenditure for consulting fees increased from approximately $24,000 for the three months ended September 30, 1995 to $37,000 for the three months ended September 30, 1996, or approximately 54%.

Net Loss

         As a result of the factors described above, the Company's loss from operations increased from approximately $128,000 in the three months ended September 30, 1995 to approximately $268,000 in the three months ended September 30, 1996. However, the Company's net loss decreased from approximately $192,000 in the three months ended September 30, 1995 to approximately $190,000 in the three months ended September 30, 1996.

Net Loss Per Share

         Net loss per share from operations increased from $0.03 for the three months ended September 30, 1995 to $0.05 for the three months ended September 30, 1996.

         Net loss per share decreased from $0.05 for the three months ended September 30, 1995 to $.04 for the three months ended September 30, 1996. The improvement in net loss per share is due primarily to an increase in interest income, a decrease in interest expense, and the effect of additional shares of common stock issued in connection with the Company's private placements and initial public offering in December 1995 and June 1996, respectively.

Liquidity and Capital Resources

         As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital improved to approximately $10,119,000 at September 30, 1996. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

         Through July 1996, the Company financed operations by factoring its United States receivables. Historically, the Company's European subsidiary financed operations through a line of credit of approximately $182,000 denominated in Belgian francs. In addition, to raise funds to meet its expenses, the Company obtained inventory financing in April and May 1995 for an aggregate of $1,000,000, completed a private placement in April 1995 of $1,500,000 for 2,000,000 shares of Common Stock, completed a private placement in September 1995 of $875,000 of 8% Subordinated Debentures. In December 1995, the Company used approximately $1,875,000 of the $4,500,000 gross proceeds of its initial public offering to repay the inventory financing and the 8% Subordinated Debentures. In June 1996 the Company received gross proceeds of $10,510,000 for an issuance of 1,051 shares of Series A Preferred Stock. The preferred shareholders earn 8% accretion per annum up to the date of conversion. The Company is currently negotiating to establish a revolving line of credit for it's U.S. operations.

                           PART II - OTHER INFORMATION


ITEM I.  LITIGATION

        None


ITEM 2.  CHANGES IN SECURITIES

        None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None


ITEM 5.  OTHER INFORMATION

        None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                   Capacity                         Date
       ---------                   --------                         ----


SC&T INTERNATIONAL, INC.



 /s/ James L. Copland      President, Treasurer,              November 12, 1996
-------------------------       Chairman of the Board
James L. Copland                and Chief Executive Officer



 /s/ Timothy J. Stocker    Vice President of Finance          November 12, 1996
-------------------------
Timothy J. Stocker