Form 10QSB
period 1996-12-31
SC&T INTERNATIONAL INC
filed 1997-02-14
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996.

                        Commission File Number: 0-27382.

                            SC&T International, Inc.
                            ------------------------
           (Exact name of small business as specified in its charter)


        Arizona                                      86-0737579
        -------                                      ----------

(State or other jurisdiction of              (IRS Employer Identification)
incorporation or organization)


                 3837 E. LaSalle Street, Phoenix, Arizona 85040
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (602) 470-1334
                                 --------------
              (Registrant's telephone number, including area code)

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
Yes  X     No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,935,263 shares of Common Stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                                  ----   ----

                            SC&T INTERNATIONAL, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------



                                                                            Page
Part I Financial Information

Item 1 Financial Information

       Consolidated Balance Sheet as of December 31, 1996                     3

       Consolidated Statements of Operations for the Three and Six
           Months Ended December 31, 1996  and December 31, 1995              5

       Consolidated Statement of Shareholders' Equity for the Six
           Months Ended December 31, 1996                                     6

       Consolidated Statements of Cash Flows for the Six Months
           Ended December 31, 1996 and December 31, 1995                      7

       Notes to Consolidated Financial Statements                             9

Item 2 Management's Discussion and Analysis                                  15

Part II    Other Information

Item 1 Litigation                                                            22

Item 2 Change in Securities                                                  22

Item 3 Defaults Upon Senior Securities                                       22

Item 4 Submission of Matters to a Vote of Security-Holders                   22

Item 5 Other Information                                                     22

Item 6 Exhibits & Reports on Form 8-K                                        22

                         PART I - FINANCIAL INFORMATION



       ITEM 1.  FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)

                                     ASSETS
  Current assets:
         Cash                                                                      $     5,432,203

         Receivables (Note 2 & 7)                                                        2,120,918


         Inventory (Note 3 )                                                             2,492,629

         Other current assets                                                              474,461
                                                                                   ---------------

                 Total current assets                                                   10,520,211

  Product development costs, less accumulated amortization of $78,346                      454,357

  Property and equipment, less accumulated depreciation of $156,882 (Note 4 )              886,622

  Other assets                                                                              97,062
                                                                                   ---------------
                                                                                   $    11,958,252
                                                                                   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable, bank (Note 5 )                                                 $

       Accounts payable                                                                     890,682

       Accrued expenses                                                                     157,959
                                                                                     --------------

               Total current liabilities                                                  1,048,641
                                                                                     --------------
Commitments and contingencies (Note 6 )

Shareholders' equity:
       Common stock, $0.01 par; authorized 25,000,000 shares;
            23,135,263 shares issued and 22,935,263 shares                                  231,353
            outstanding (Note 8 )

       Series A preferred stock, $0.01 par; authorized 5,000,000
            shares; 718 shares issued and outstanding (Note 9 )                                   7

       Additional paid-in capital                                                        14,894,834

       Treasury stock - at cost, 200,000 shares (Note 7 )                                   (29,415)

       Currency translation                                                                 (45,659)

       Accumulated deficit                                                               (4,141,509)
                                                                                     --------------
                       Total shareholders' equity                                        10,909,611
                                                                                     --------------
                                                                                     $   11,958,252
                                                                                     ==============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Month and Six Month Periods Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                   Three Months Ended                       Six Months Ended
                                                                      December 31,                            December 31,
                                                          -----------------------------------     ----------------------------------
                                                                1996                1995                1996                1995
                                                          ----------------    ---------------     -----------------   --------------
Net sales                                                 $      3,125,865    $      875,366     $       4,853,811   $    1,913,073

Cost of goods sold                                               2,099,993           723,600             3,278,710        1,368,606
                                                          ----------------    ---------------     -----------------   --------------

Gross profit                                                     1,025,872           151,766             1,575,101          544,467

Selling, general and administrative expenses:
    Payroll and payroll taxes                                      232,911           148,679               461,973          315,667
    Selling and promotion                                          300,986           164,107               563,879          271,152
    Office and administrative                                      262,051            70,484               411,483          175,467
    Research and development                                        24,621            12,630                57,633            8,859
    Development cost amortization                                   44,200            44,128                71,174           79,994
    Consulting fees                                                 51,165            13,254                87,818           22,116
    Other                                                          180,866            10,692               259,946           78,873
                                                          ----------------    ---------------     -----------------   --------------
                                                                 1,096,800           463,974             1,913,906          952,128
                                                          ----------------    ---------------     -----------------   --------------

Loss from operations                                               (70,928)         (312,208)             (338,805)        (407,661)

Other income (expense):
    Interest income                                                 86,555             5,660               182,210            5,660
    Interest expense                                                (3,967)          (36,221)              (21,609)         (81,492)
                                                          -----------------   ----------------    -----------------   --------------

Income (Loss) before income tax & financing costs                   11,660          (342,769)             (178,204)        (483,493)

Interest associated with short-term bridge financing                                 (37,511)                               (56,011)

Loan amortization cost resulting from repayment of debt                             (211,155)                              (244,136)

Income tax expense                                                   -                   -                     -                -
                                                          ----------------    ---------------     -----------------   --------------

Net Income (Loss)                                         $         11,660    $     (591,435)             (178,204)        (783,640)
                                                          ================    ===============     =================   ==============

Net Income (Loss) from operations per common share        $           0.00    $        (0.07)                (0.04)           (0.10)
                                                          ================    ===============     =================   ==============

Net Income (Loss) per common share                        $           0.00    $       (0.14)                 (0.02)           (0.19)
                                                          ================    ===============     =================   ==============

Weighted average common shares outstanding                       9,022,062         4,166,961             9,022,062        4,166,961
                                                          ================    ===============     =================   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Six Months Ended December 31, 1996
                                   (Unaudited)

                                   Common Stock       Preferred Stock    Additional    Treasury Stock
                              ---------------------  -----------------    paid-in    ------------------    Currency      Accumulated
                                Shares      Amount   Shares     Amount    capital     Shares     Amount   translation      deficit
                              ----------  ---------  ------     ------  -----------  --------  ---------  ------------  ------------

Balance at June 30, 1996       5,085,415  $  50,854   1,051     $   11  $15,097,557  (200,000) $ (29,415) $    (23,271) $(3,963,305)

Preferred stock issuance costs                                              (49,726)
Issuance of common stock          18,332        184                          27,314
Preferred stock conversion    18,031,516    180,315    (333)        (4)    (180,311)
Currency translation                                                                                           (22,388)
Net loss                                                                                                                   (178,204)
                              ----------  ---------  ------   --------  -----------  --------  ---------  ------------  ------------

Balance at December 31, 1996  23,135,263  $ 231,353     718   $      7  $14,894,834  (200,000) $ (29,415) $    (45,659) $(4,141,509)
                              ==========  =========  ======   ========  ===========  ========  =========  ============= ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                                   1996                1995
                                                                            -----------------   -----------------
Cash flows from operating activities:
     Net loss                                                               $        (178,204)  $        (783,640)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                128,328             248,981
         (Increase) decrease in accounts receivable                                (1,465,200)            740,348
         Increase (decrease) in allowance for doubtful accounts                        81,414             (83,000)
         Increase in inventories                                                     (833,963)           (104,315)
         (Increase) decrease in advances on purchases of
              inventory                                                              (226,587)           (130,981)
         Increase in other current assets                                            (399,518)            (16,110)
         Increase in other assets                                                     (60,286)               (729)
         Decrease in accounts payable                                                (203,129)           (380,325)
         Decrease in  accrued expenses                                                (38,874)            (32,388)
                                                                            ------------------  ------------------
              Net cash used in operating activities                                (3,196,019)           (542,159)
                                                                            ------------------  ------------------

Cash flows from investing activities:
     Purchase of property and equipment                                              (714,091)            (16,273)
     Development costs                                                               (315,522)           (105,468)
     Loans to related parties                                                           3,322              (8,095)
                                                                            -----------------   ------------------
              Net cash used in investing activities                                (1,026,291)           (129,836)
                                                                            ------------------  ------------------

Cash flows from financing activities:
     Currency translation                                                             (22,388)                  -
     Net repayments under line of credit agreement                                    (78,528)           (116,316)
     Principal payments on debentures                                                       -            (875,000)
     Principal payments on short-term debt                                             (5,556)                  -
     Principal payments on long-term debt                                              (1,266)            (11,731)
     Net repayments on related party loans                                            (29,166)         (1,000,000)
     Proceeds from stock issuance                                                           -           4,545,000

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended December 31, 1996 and 1995
                                  (Unaudited)

     Stock issuance costs                                                             (49,726)           (884,629)
     Stock issued for related party services                                                -              15,822
     Proceeds from sale of debentures                                                       -             875,000
     Repayments to factor                                                            (121,368)           (196,198)
                                                                            ------------------  ------------------
              Net cash (used in)provided by financing activities                     (307,998)          2,351,948
                                                                            ------------------  -----------------
Net (decrease)increase in cash                                                     (4,530,308)          1,679,953
Cash, beginning of period                                                           9,962,511             289,707
                                                                            -----------------   -----------------
Cash, end of period                                                         $       5,432,203   $       1,969,660
                                                                            =================   =================





                Supplemental Disclosure of Cash Flow Information

                                                    1996                1995
                                             ---------------     ---------------

Interest paid                                $21,609             $137,503

     Supplemental Information of Noncash Investing and Financing Activities

On September 12, 1995, the Company issued 87,500 shares of Common Stock associated with short-term bridge financing raised with a private placement of 8% Subordinated Debentures (Note 7 ).


                   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities Exchange Commission on September 27, 1996.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Receivables:

         Receivables at December 31, 1996 consist of the following:

              Trade accounts receivable                           $   2,167,151
              Related party (Note 7)                                     61,181
              Allowance for returns and doubtful accounts              (107,414)
                                                                  --------------
                                                                  $   2,120,918
                                                                  ==============

3.       Inventory:

         Inventory at December 31, 1996 consists of the following:

              Finished goods                                      $   1,620,581
              Advances on purchases of inventory                        926,909
              Reserve for obsolescence                                  (54,861)
                                                                  --------------
                                                                  $   2,492,629
                                                                  ==============

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

4.       Property & equipment:

         Property and equipment at December 31, 1996 consists of the following:


         Land                                          $    362,760

         Building                                      $    205,463
         Office Furniture & Equipment                       262,903
         Tools & Dies                                       212,378
                                                       ------------
                                                          1,043,504
         Less Accumulated Depreciation                     (156,882)
                                                       ------------
                                                       $    886,622
                                                       ============

         Depreciation expense totaled $57,154 and $29,727 for the six months ended December 31, 1996 and December 31, 1995, respectively.

5.       Notes payable, bank:

         The Company has a revolving line of credit with a bank in Arizona secured by a CD. The line of credit is used to back international letters of credit issued manufacturer's of the Company's products. The Company has a line of credit due on demand with a bank in Belgium. In addition, the Company has a second line of credit with a Belgian bank for account receivable financing. The bank advances approximately 93% of a specific invoice. Repayment is due 10 days after the due date of the accounts receivable invoice.

         The Company has no outstanding balances for these lines of credit at December 31, 1996.

6.       Commitments and contingencies:

         Operating leases:

         The Company leases an office and warehouse from an unrelated third party under an operating lease that expires in August 1997. Under the lease, the monthly rental is approximately $4,800, and the Company is responsible for certain expenses. In October 1996, the Company purchased approximately 1.24 acres of land, for approximately $363,000, located at the Scottsdale Airpark in Scottsdale, Arizona. The Company commenced construction of a warehouse facility and executive offices on this site pursuant to an agreement calling for payment of $800,000 over a seven month period ending in April 1997. The facility will contain approximately 12,000 sq. ft. of warehousing facilities and approximately 6,000 sq. ft. of executive offices.

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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

         6.       Commitments and contingencies, Continued:

         The Company leases a corporate apartment from an unrelated third party under an operating lease which expires July 7, 1997. Under the lease, the monthly rental is approximately $740, and the Company is responsible for certain expenses.

         The Company leases office equipment under three operating leases requiring monthly payments of approximately $500. The leases expire in January 1997, November 1997, and November 1998.

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 are as follows:


                               1997             $      52,000
                               1998                     3,000
                               1999                         0
                                                -------------
                                                $      55,000
                                                =============

         Total rental expenses for the three months ended December 31, 1996 and December 31, 1995 were approximately $23,170 and $27,052, respectively.

         Promotional Programs:

         In October 1996, SC&T Racing Enterprises, Ltd. entered into an approximate $600,000 agreement to sponsor a Formula Atlantic Team in the 1997 Kool Toyota Racing Series. The Company intends to use the racing team to promote its products and increase brand awareness throughout the 1997 selling season.

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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


6.       Commitments and contingencies, continued:

         Inventory:

         At December 31, 1996, the Company has outstanding purchase commitments for inventory acquisitions of approximately $3,238,000. The Company has advanced funds against the purchase commitments totaling approximately $414,000.

7.       Related party transactions:

         Related party receivables:

         The Company has a related party receivable from its prior President, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. The receivable balance was $42,398 at December 31, 1996, of which $6,000 is current and $36,398 is long-term.

         The Company also advances funds to employees for traveling purposes. These advances are due on demand and are non-interest bearing. The balance at December 31, 1996 was approximately $17,000.

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

         Employment agreement:

         In September 1995, the Company entered into an employment agreement with its prior President, who is also a shareholder, for a period of five years. The agreement provides for an annual salary of $104,000 and contains certain provisions regarding the repurchase of the prior President's stock and guaranteed salary payments.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

7.       Related party transactions, continued:

In January 1997 the Company entered into an amendment to its agreement with its prior President providing for certain payments in the event of termination, as a result of a change in control of the Company's Board of Directors. As of January 1, 1997 the Company's Board of Directors increased the prior President's salary by $46,000 per year.

         Short-term bridge financing:

         In December 1995, the Company used approximately $1,875,000 of the proceeds from its initial public offering to repay two short-term bridge financing arrangements with shareholders and all accrued interest associated with the debt.

8.       Issuance of common stock:

         As of December 31, 1996, 333 shares of preferred stock were converted into 18,031,516 shares of common stock. As a result of these conversions the Company does not have sufficient authorized common stock available for issuance. The Company has 718 shares of preferred stock that remain unconverted. Therefore, no additional shares of preferred stock may be converted without a vote of shareholders to increase the Company's authorized share capital. There is no assurance that the shareholders will vote to increase the amount of authorized share capital.

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

         During the quarter ended September 30, 1995, the Company completed a private placement for short-term bridge financing of 8% Subordinated Debentures, due at the earlier of September 30, 1996, or

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.       Issuance of Common Stock, Continued:

upon completion of the offering. The Company issued 87,500 shares of Common Stock at $1.00 per share to obtain the short-term bridge financing.

         In September 1995, the prior President was issued 15,822 shares of Common Stock at a value of $1.00 per share for past services provided to the Company.

9.       Issuance of preferred stock:

         In June 1996, the Company issued 1,051 shares of Series A Preferred Stock, $0.01 par value per share, for $10,000 per share with an accretion rate of 8% per annum up to the date of conversion. The Company received net proceeds of approximately $9,669,000 for the 1,051 shares. The shares may be converted to Common Stock at a conversion price which shall be the lesser of $7.75 per share or 85% of the average closing bid price of the Company's Common Stock for the ten trading days preceding the conversion date. There is no floor on the potential conversion price of the stock. The Series A Preferred Stock is convertable as follows: one-third of the shares of Series A Preferred Stock on or subsequent to August 20, 1996; one-third of the shares on or subsequent to September 19, 1996; and the remaining shares on or subsequent to October 19, 1996. All conversions are subject to the Company's right of redemption.

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

10.       Significant customers:

         There was one significant customer which accounted for approximately 11% of the Company's total revenues for the six months ended December 31, 1996. The accounts receivable balance for this customer totaled approximately $37,000 at December 31, 1996. The Company had no significant customers for the six months ended December 31, 1995.

11.      Subsequent Events:

         In January 1997 the Company hired a new president and CEO pursuant to an offer of Employment providing for a salary of $150,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses, and earnings analysis for the remainder of fiscal 1997 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report as well as in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2, as declared effective by the Securities and Exchange Commission on November 8, 1996 (Reg. No. 333-07019).

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the multimedia, interactive, and communication segments of the PC industry. The Company's products include fully-integrated multimedia stereo keyboards, CD-ROM storage systems, various after market equalizer/amplifiers, sound enhancement products, sub-woofer sound systems, PC volume controllers, CD-ROM audio cables, and a line of PC and video arcade racing wheels for use with SEGA, Sega Saturn, Nintendo 64, Sony Playstation and IBM-PC's.

         Since July 1996, the Company's monthly revenue has grown from approximately $580,000 to approximately $1,178,000 in December, 1996. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. Revenue from SC&T Europe represented 48% of the Company's consolidated revenue for the six months ended December 31, 1996.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenue, resulting in a net loss of approximately $178,204 for the six months ended December 31, 1996. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. The Company expects these costs to increase in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as turnover in the Company's sales personel, the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.



-----------------------------
SEGA, Nintendo, Sony Playstation and IBM are trademarks and are the property of their owners, which Companies are not affiliated with SC&T International, Inc.

Results of Operations of the Company for the Six-Month Periods Ended December 31, 1996 and 1995

Net Sales

         Net sales for the six months ended December 31, 1996 increased to approximately $4,854,000 or approximately $2,941,000 more than net sales for the six months ended December 31, 1995. In addition, the Company has a backlog of orders totaling approximately $695,000 at December 31, 1996. In comparison, the Company had no backlog of orders as of December 31, 1995. This increase resulted from a variety of factors, including growing acceptance of the Company's products in the marketplace, a broadening of the Company's distribution channels and the expansion of the Company's overall product lines. Net sales during the six months ended December 31, 1996 reflect seasonally high sales during the Christmas season and are not necessarily indicative of net sales for future quarters.

Gross Profit

         The Company's gross profit percentage increased from 28.5% for the six months ended December 31, 1995 to 32.5% for the six months ended December 31, 1996. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 25% to 40%. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance, nor does the Company expect that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The  Company's   payroll  and  payroll  tax  expense   increased   from
approximately   $316,000  in  the  six  months   ended   December  31,  1995  to
approximately $462,000 in the six months ended December 31, 1996, or approximately 46.2%. Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 16.5% for the six months ended December 31, 1995 to 9.5% for the six months ended December 31, 1996.

Selling and Promotion

         The  Company's   selling  and   promotion   expenses   increased   from
approximately $271,000 in the six months ended December 31, 1995 to approximately $564,000 in the six months ended December 31, 1996, or an increase of approximately 108.1%. Although the total dollar amount increased, selling and promotion expenses decreased as a percentage of sales, from 14.2% for the six months ended December 31, 1995 to 11.6% for the six months ended December 31, 1996. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. The Company expects selling and promotion expense to increase during the nine months ending September 1997 due to the Company's sponsorship of a Formula Atlantic Team in the 1997 KOOL Toyota Racing Series. The Company expects to offset a portion of these additional costs by reducing other expenditures for selling and promotion.

Office and Administration

         The Company's office and administrative expenses increased from approximately $175,000 in the six months ended December 31, 1995 to approximately $411,000 in the six months ended December 31, 1996, or approximately 134.9%. As a percentage of net sales, office and administrative expenses decreased from 9.1% for the six months ended December 31, 1995 to 8.5% for the six months ended December 31, 1996.

Research and Development

         Expenditures for research and development increased from approximately $8,900 in the six months ended December 31, 1995 to approximately $58,000 for the six months ended December 31, 1996. The Company's expenditures for research and development vary from period to period depending upon the number of products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

Development Cost Amortization

         Development cost amortization decreased from approximately $80,000 for the six months ended December 31, 1995 to approximately $71,000 for the six months ended December 31, 1996. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Net Loss

         As a result of the factors described above, the Company's loss from operations decreased from approximately $408,000 in the six months ended December 31, 1995 to approximately $339,000 in the six months ended December 31, 1996. However, the Company's net loss decreased from approximately $784,000 in the six months ended December 31, 1995 to approximately $178,000 in the six months ended December 31, 1996.

Net Loss Per Share

         Net loss per share from operations decreased from $0.10 for the six months ended December 31, 1995 to $0.04 for the six months ended December 31, 1996. The loss per share from operations for the six months ended December 31, 1995, includes a $0.03 per share loss due to a $116,000 adjustment to inventory as a result of a reduction in price of certain of the Company's products. The effect of this adjustment was an increase in net loss per share from operations from $0.07 per share to $0.10 per share for the six months ended December 31, 1995.

         Net loss per share decreased from $0.19 for the six months ended December 31, 1995 to $0.02 for the six months ended December 31, 1996. The loss per share of $0.19 for the six months ended December 31, 1995 includes the $0.03 per share loss due to adjustments to inventory and an additional $0.07 loss per share resulting from a non-recurring financing charge incurred in the six months ended December 31, 1995. The aggregate effect of these adjustments was an increase in net loss per share from $0.09 per share to $0.19 per share for the six month period ended December 31, 1995. The decrease in net loss per share during the six months ended December 31, 1996 as compared to the same period in the prior year was due primarily to an increase in interest income, a decrease in interest expense, and the effect of additional shares of common stock issued in connection with the Company's private placements and initial public offering in December 1995 and June 1996, respectively.

Results of Operations of the Company for the Three-Month Periods Ended December 31, 1996 and 1995

Net Sales

         Net sales for the three months ended December 31, 1996 increased to approximately $3,126,000 or approximately $2,251,000 more than net sales for the three months ended December 31, 1995. In addition, the Company has a backlog of orders totaling approximately $695,000 at December 31, 1996, and approximately $656,000 as of January 31, 1997. In comparison, the Company had no backlog of orders as of December 31, 1995. This increase resulted from a variety of factors, including growing acceptance of the Company's products in the marketplace, a broadening of the Company's distribution channels and the expansion of the Company's overall product lines. Net sales during the three months ended December 31, 1996 reflect seasonally high sales for the Christmas season and are not necessarily indicative of net sales for future quarters.

Gross Profit

         The Company's gross profit percentage increased from 17.3% for the three months ended December 31, 1995 to 32.8% for the three months ended
December 31, 1996. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 25% to 40%. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance , nor does the Company expect that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The  Company's   payroll  and  payroll  tax  expense   increased   from
approximately $149,000 in the three months ended December 31, 1995 to approximately $233,000 in the three months ended December 31, 1996, or approximately 56%. Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 17.0% for the three months ended December 31, 1995 to 7.5% for the three months ended December 31, 1996.

Selling and Promotion

         The  Company's   selling  and   promotion   expenses   increased   from
approximately $164,000 in the three months ended December 31, 1995 to approximately $301,000 in the three months ended December 31, 1996, or an increase of approximately 84%. This represents a decrease in selling and promotion expenses, as a percentage of sales from 18.7% for the three months ended December 31, 1995 to 9.6% for the three months ended December 31, 1996. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. The Company expects selling and promotional expenses to increase during the nine months ending September 1997 due to the Company's sponsorship of a Formula Atlantic Team in the 1997 KOOL Toyota Racing Series. The Company expects to offset a portion of these additional costs by reducing other expenditures for selling and promotion.

Office and Administration

         The Company's office and administrative expenses increased from approximately $70,000 in the three months ended December 31, 1995 to approximately $262,000 in the three months ended December 31, 1996, or approximately 274%. As a percentage of net sales, office and administrative expenses increased from 8.0% for the three months ended December 31, 1995 to 8.4% for the three months ended December 31, 1996.

Research and Development

         Expenditures for research and development increased from approximately $13,000 in the three months ended December 31, 1995 to approximately $25,000 for the three months ended December 31, 1996. The Company's expenditures for research and development vary from period to period depending upon the number of products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

Development Cost Amortization

         Development cost amortization remained constant at approximately $44,000 for the three months ended December 31, 1995 and December 31, 1996. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Net Loss

         As a result of the factors described above, the Company's loss from operations decreased from approximately $312,000 in the three months ended December 31, 1995 to approximately $71,000 in the three months ended December 31, 1996. In addition, the Company generated approximately $12,000 of net income for the three months ended December 31, 1996. This compares to a net loss of $591,435 for the three months ended December 31, 1995.

Net Loss Per Share

         Net loss per share from operations decreased from $0.07 for the three months ended December 31, 1995 to $0.0 for the three months ended December 31, 1996. The loss per share of $0.07 for the three months ended December 31, 1995 includes a $0.03 per share loss due to a $116,000 adjustment to inventory as a result of a reduction in price of certain of the Company's products. The effect of this adjustment was an increase in net loss per share from operations from $0.04 per share to $0.07 per share for the three month period ended December 31, 1995. Net loss per share decreased from $0.14 for the three months ended December 31, 1995 to $0.0 for the three months ended December 31, 1996. The loss of $0.14 per share for the three months ended December 31, 1995 includes the $0.03 per share loss due to the adjustment to inventory and an additional $0.06 loss per share resulting from non-recurring financing charges incurred in the three months ended December 31, 1995. The aggregate effect of these adjustments was an increase in net loss per share from $0.05 per share to $0.14 per share for the three month period ended December 31, 1995. The decrease in net loss per share during the three months ended December 31, 1996 as compared to the same period in the prior year was due primarily to an increase in interest income, a decrease in interest expense, and the effect of additional shares of common stock issued in connection with the Company's private placements and initial public offering in December 1995 and June 1996, respectively.

Liquidity and Capital Resources

         As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital improved to approximately $9,454,000 at December 31, 1996. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

         Through July 1996, the Company financed operations by factoring its United States receivables. Historically, the Company's European subsidiary financed operations through a line of credit of approximately $182,000. In addition, to raise funds to meet its expenses, the Company obtained inventory financing in April and May 1995 for an aggregate of $1,000,000, completed a private placement in April 1995 of $1,500,000 for 2,000,000 shares of Common Stock and completed a private placement in September 1995 of $875,000 of 8% Subordinated Debentures. In December 1995, the Company used approximately $1,875,000 of the $4,500,000 gross proceeds of its initial public offering to repay the inventory financing and the 8% Subordinated Debentures. In June 1996 the Company received gross proceeds of $10,510,000 for an issuance of 1,051 shares of Series A Preferred Stock. The preferred shareholders earn 8% accretion per annum up to the date of conversion. In addition, the Company has negotiated a $500,000 revolving line of credit for it's U.S. operations.

Business Outlook and Risk Factors

         The trends indicated by the Company's operating results for the six months ended December 31, 1996 reflect the Company's belief that (i) there is growing acceptance in the marketplace for the Company's expanded product line, and (ii) the Company's success in entering into new manufacturing relationships that take advantage of savings due to economies of scale resulting in decreases in manufacturing costs. In addition, the results of operations for the six months ended December 31, 1996 reflect an increase in seasonal orders leading up to the Christmas selling season. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, seasonality of sales, and general economic conditions.

         The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. In October, 1996, the Company became a sponsor of a Formula Atlantic Team in the 1997 KOOL Toyota Racing Series. The Company intends to tie this sponsorship into promotion of its PER4MER(TM) Turbo Racing Wheel and to increase visibility of the Company's overall range of products. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with the sales of its products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include, but are not limited to, lack of assurance that its products will achieve or maintain market acceptance, delays in product development and/or delivery of product that could result in loss of market acceptance, loss of sales, reduction of market share, and the fact that the Company's products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical, and marketing resources than the Company possesses.

         Although the Company has focused on controlling administrative costs, it recognizes the added costs associated with attracting and retaining key personnel. Because it operates in an industry that is characterized by a high cost of recruiting and a current lack of qualified personnel, the Company constantly evaluates employee benefits and the work environment that it provides its employees. The high cost associated with industry hiring practices could have a material adverse affect on the Company's quarterly operating results. The Company intends to continue to moderate general and administrative costs so that revenue growth will begin to exceed operating expenses. There can be no assurance, however, that the Company will be able to predict or respond to a shortfall in sales during any given quarter in order to reduce its fixed general and administrative expenses on a timely basis.

         The Company believes that the industry in which it markets its products has a strong outlook, with expanding markets characterized by rapid technological change, frequent introduction of product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the PC user interesed in updating existing equipment. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

                           PART II - OTHER INFORMATION


ITEM I.  LITIGATION

         None


ITEM 2.  CHANGES IN SECURITIES

         In the six month period ended December 31, 1996 the Company issued an aggregate of 41,247 shares of Common Stock to Atom & Associates, Inc. in connection with the exercise of options previously issued under the Company's Stock Option Plan. The options were exercised at an exercise price of $1.50 per share. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


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

       Signature                   Capacity                        Date
       ---------                   --------                        ----


SC&T INTERNATIONAL, INC.



/s/ Thomas S. Bednarik     President and Chief Executive      February 13, 1997
------------------------           Officer
Thomas S. Bednarik



 /s/ James L. Copland      Chairman of the Board              February 13, 1997
------------------------
James L. Copland



 /s/ Timothy J. Stocker    Chief Financial Officer            February 13, 1997
------------------------
Timothy J. Stocker
                                       23