Form 10QSB
period 1997-03-31
SC&T INTERNATIONAL INC
filed 1997-05-15
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

                        Commission File Number: 0-27382.

                            SC&T International, Inc.
                      ------------------------------------
           (Exact name of small business as specified in its charter)

                Arizona                                 86-0737579
     ----------------------------            -----------------------------
     (State or other jurisdiction            (IRS Employer Identification)
   of incorporation or organization)

                 15695 North 83rd Way, Scottsdale, Arizona 85260
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (602) 368-9490
                            -------------------------
              (Registrant's telephone number, including area code)

                   3837 East Lasalle Street, Phoenix, AZ 85040
                   -------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY



                                                                           Page
Part I Financial Information

Item 1 Financial Information                                                 3

       Consolidated Balance Sheet as of March 31, 1997                       3

       Consolidated Statements of Operations for the Three and Nine
           Months Ended March 31, 1997 and March 31, 1996                    5

       Consolidated Statement of Shareholders' Equity for the Nine
           Months Ended March 31, 1997                                       6

       Consolidated Statements of Cash Flows for the Nine Months
           Ended March 31, 1997 and March 31, 1996                           7

       Notes to Consolidated Financial Statements                            8

Item 2 Management's Discussion and Analysis                                 14

Part II    Other Information

Item 1 Litigation                                                           21

Item 2 Change in Securities                                                 21

Item 3 Defaults Upon Senior Securities                                      21

Item 4 Submission of Matters to a Vote of Security-Holders                  21

Item 5 Other Information                                                    21

Item 6 Exhibits & Reports on Form 8-K                                       21

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS

  Current assets:
         Cash                                                                      $     2,677,636

         Receivables (Note 2&7)                                                          1,491,929

         Inventory (Note 3)                                                              3,924,376

         Other current assets                                                              273,943
                                                                                   ---------------

                 Total current assets                                                    8,367,884

  Product development costs, less accumulated amortization of $122,266                     542,918

  Property and equipment, less accumulated depreciation of $190,939 (Note 4)             1,142,028

  Other assets                                                                             129,314
                                                                                   ---------------

                                                                                   $    10,182,144
                                                                                   ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
       Notes payable, bank (Note 5)                                     $            -


       Accounts payable                                                        416,586

       Accrued expenses                                                        150,687
                                                                        --------------

               Total current liabilities                                       567,273
                                                                        --------------

Commitments and contingencies (Note 6)                                               -

Shareholders' equity:
       Common stock, $0.01 par; authorized 25,000,000 shares;
            23,135,263 shares issued and 22,935,263 shares                     231,353
            outstanding (Note 8)

       Series  A preferred stock, $0.01 par; authorized 5,000,000
            shares; 718 shares issued and  outstanding (Note 9)                      7

       Additional paid-in capital                                           14,894,834

       Treasury stock - at cost, 200,000 shares (Note 7)                       (29,415)

       Currency translation                                                    (73,663)

       Accumulated deficit                                                  (5,408,245)
                                                                        --------------

                       Total shareholders' equity                            9,614,871
                                                                        --------------

                                                                        $   10,182,144
                                                                        ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three Month and Nine Month Periods Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                     March 31,                             March 31,
                                                         ---------------------------------    -------------------------------
                                                              1997                 1996            1997                1996
                                                         --------------       ------------    --------------    -------------
Net sales                                                $    1,676,211       $    832,460    $    6,530,022    $   2,745,533

Cost of goods sold                                            1,370,025            502,582         4,648,735        1,871,188
                                                         --------------       ------------    --------------    -------------

Gross profit                                                    306,186            329,878         1,881,287          874,345

Selling, general and administrative expenses:
    Payroll and payroll taxes                                   302,265            220,904           764,238          536,571
    Selling and promotion                                       792,391            126,377         1,356,270          397,529
    Office and administrative                                   269,726            108,390           681,209          305,973
    Research and development                                     67,961             48,444           196,768          137,297
    Consulting fees                                              56,023                  -           143,841                -
    Other                                                       145,426             92,441           405,372          171,314
                                                         --------------       ------------    --------------    -------------
                                                              1,633,792            596,556         3,547,698        1,548,684
                                                         --------------       ------------    --------------    -------------

Loss from operations                                         (1,327,606)          (266,678)       (1,666,411)        (674,339)

Other income (expense):
    Interest income                                              41,360             15,472           223,570           21,132
    Interest expense                                             (8,429)           (30,369)          (30,038)        (111,861)
                                                         ---------------      ------------    --------------    -------------

Income (Loss) before income tax & financing costs            (1,294,675)          (281,575)       (1,472,879)        (765,068)

Interest associated with short-term bridge financing                  -                  -                 -          (56,011)

Loan amortization cost resulting from repayment of                    -                  -                 -         (244,136)
debt
Income tax expense                                                    -                  -                 -                -
                                                         --------------       ------------    --------------    -------------

Net Income (Loss)                                        $   (1,294,675)      $   (281,575)   $   (1,472,879)   $  (1,065,215)
                                                         ===============      ============    ==============    =============

Net Income (Loss) from operations per common share       $        (0.06)      $      (0.06)   $        (0.12)   $       (0.16)
                                                         ==============       ============    ==============    =============

Weighted average common shares outstanding                   22,935,263          4,236,029        13,717,587        4,236,029
                                                         ==============       ============    ==============    =============

                 The accompanying notes are an integral part of
                          these financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the Nine Months Ended March 31, 1997
                                   (Unaudited)

                                      Common Stock    Preferred Stock  Additional   Treasury Stock                     Accumulated
                                      ------------    ---------------   paid-in     --------------        Currency     -----------
                                   Shares      Amount  Shares  Amount   capital    Shares     Amount     translation     deficit
                                   ------      ------  ------  ------   -------    ------     ------     -----------     -------
Balance at June 30, 1996          5,085,415  $ 50,854  1,051  $  11  $15,097,557  (200,000)  $ (29,415)  $ (23,271)  $ (3,963,305)

Preferred stock issuance costs                                           (49,726)
Issuance of common stock             18,332       184                     27,314
Preferred stock conversion       18,031,516   180,315   (333)    (4)    (180,311)
Currency translation                                                                                       (50,392)
Net loss                                                                                                               (1,444,940)
                                 ---------   -------- ------  -----  ----------   ---------  ---------   ---------   ------------

Balance at  March 31, 1997       23,135,263  $231,353    718  $   7  $14,894,834  (200,000)  $ (29,415)  $ (73,663)  $ (5,408,245)
                                 ==========  ======== ======  =====  ===========  ========   =========   ==========  ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                    1997               1996
                                                                            ------------------  -----------------
Cash flows from operating activities:
     Net loss                                                               $      (1,472,879)  $      (1,065,215)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                283,888             396,806
         (Increase) decrease in accounts receivable                                  (719,475)            428,090
         Increase (decrease) in allowance for doubtful accounts                       (32,000)            (98,000)
         (Increase) decrease in inventories                                        (2,126,576)           (249,181)
         (Increase) decrease in advances on purchases of
              inventory                                                              (365,719)           (143,289)
         (Increase) decrease in other current assets                                 (199,000)           (197,164)
         (Increase) decrease in other assets                                          (92,538)            (13,367)
         Increase (decrease) in accounts payable                                     (677,225)           (300,349)
         Increase (decrease) in accrued expenses                                     (102,811)              7,561
                                                                            ------------------  -----------------
              Net cash used in operating activities                                (5,504,325)         (1,234,108)
                                                                            ------------------  ------------------

Cash flows from investing activities:
     Purchase of property and equipment                                            (1,050,848)            (33,148)
     Development costs                                                               (450,364)           (165,222)
     Loans to related parties                                                               -             (17,485)
                                                                            -----------------   ------------------
              Net cash used in investing activities                                (1,501,212)           (215,855)
                                                                            ------------------  ------------------

Cash flows from financing activities:
     Currency translation                                                             (50,392)                  -
     Net repayments under line of credit agreement                                    (78,528)            (67,829)
     Principal payments on debentures                                                       -            (875,000)
     Principal payments on short-term debt                                             (5,556)                  -
     Principal payments on long-term debt                                              (1,266)            (17,614)
     Net repayments on related party loans                                                  -          (1,000,000)
     Proceeds from stock issuance                                                     (22,228)          4,551,210
     Stock issuance costs                                                                   -            (884,629)
     Stock issued for related party services                                                -                   -
     Proceeds from sale of debentures                                                       -             875,000
     Repayments to factor                                                            (121,368)           (324,691)
                                                                            ------------------  ------------------
              Net cash (used in)provided by financing activities                     (279,338)          2,155,348
                                                                            ------------------  -----------------
Net increase (decrease) in cash                                                    (7,284,875)            705,385
Cash, beginning of period                                                           9,962,511             289,707
                                                                            -----------------   -----------------
Cash, end of period                                                         $       2,677,636   $         995,092
                                                                            =================   =================

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 1997. These financial statements should be read in conjunction with the Company's Form 10-KSB filed with the Securities Exchange Commission on September 27, 1996.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Receivables:

         Receivables at March 31, 1997 consist of the following:

              Trade accounts receivable                            $  1,494,013
              Related party (Note 7)                                     64,914
              Allowance for returns and doubtful accounts               (67,000)
                                                                   ------------
                                                                   $  1,491,929
                                                                   ============

3.       Inventory:

         Inventory at March 31, 1997 consists of the following:

              Finished goods                                       $  3,752,311
              Advances on purchases of inventory                        453,925
              Reserve for obsolescence                                 (281,861)
                                                                   -------------
                                                                   $  3,924,376
                                                                   ============

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Advances on purchases of inventory are for inventory currently being manufactured or anticipated to be manufactured in the near future. Reserve for obsolescence exists due to continual changes in the consumer electronic products industry.

4.       Property and Equipment:

         Property and equipment at March 31, 1997 consists of the following:

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


              Land                                                 $    362,746
              Construction in Progress                                  481,498
              Office Furniture & Equipment                              189,629
              Tools & Dies                                              217,378
                                                                   ------------
                                                                   $  1,332,967

              Less Accumulated Depreciation                            (190,939)
                                                                   ------------
                                                                   $  1,142,028
                                                                   ============


         Depreciation expense totaled $90,458 for the nine months ended March 31, 1997.

5.       Notes Payable, Bank:

            The Company has a revolving line of credit with a bank in Arizona secured by a certificate of deposit. The line of credit is used to back international letters of credit issued to manufacturers of the Company's products. The Company has a line of credit due on demand with a bank in Belgium. In addition, the Company has a second line of credit with a Belgian bank for account receivable financing. The bank advances approximately 93% of a specific invoice. Repayment is due 10 days after the due date of the accounts receivable invoice.

           The Company has no outstanding balances for these lines of credit at March 31, 1997.

6.       Commitments and Contingencies:

         Operating Leases:

         The Company leases an office and warehouse from an unrelated third party under an operating lease that expired in March 1997. In October 1996, the Company purchased approximately 1.24 acres of land, for approximately $363,000, located at the Scottsdale Airpark in Scottsdale, Arizona. The Company completed construction of approximately 12,000 square feet of warehouse space and approximately 6,000 square feet of executive office space in April 1997. The Company's commitment for completion of the building is approximately $420,000.

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

         The Company leases office equipment under three operating leases requiring monthly payments of approximately $ 500. The leases expire in November 1997 and November 1998.

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 1997 are as follows:

                                  1997                       $    32,000
                                  1998                             3,000
                                  1999                                 0
                                                             -----------
                                                             $    35,000
                                                             ===========

         Total rental expenses for the three months ended March 31, 1997 and March 31, 1996 were approximately $ 21,000 and $29,000, respectively.

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

         Inventory:

         The Company has advanced funds against purchase commitments totaling approximately $454,000.


7.       Related Party Transactions:

         Related Party Receivables:

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         The Company has a related party receivable from its Chairman of the Board, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. The receivable balance was $40,897 at March 31, 1997, of which $6,000 is current and $34,897 is long-term.

         The Company also advances funds to employees for traveling purposes. The balance at March 31, 1997 was approximately $21,000.

         Treasury Stock:

         In June 1996, the Company entered into a separation and settlement agreement with the former General Director of the Belgian subsidiary, whereby the former General Director resigned as an officer, director and employee of the Company. Under the terms of the agreement, the former General Director received $29,415. In addition, the former General Director forfeited 200,000 shares of common stock of the Company owned by him on the date of the agreement.

         Employment Agreement:

         In September 1995, the Company entered into an employment agreement with its Chairman of the Board, who is also a shareholder, for a period of five years. The agreement provides for an annual salary of $104,000 and contains certain provisions regarding the repurchase of the Chairman of the Board's stock and guaranteed salary payments. In January 1997, the Company entered into an amendment to its agreement with its Chairman of the Board providing for certain payments in the event of termination, as a result of a change in control of the Company's board of directors. As of January 1, 1997 the Company's board of directors increased the Chairman of the Board's salary by $46,000 per year.

         Short-term Bridge Financing:

         In December 1995, the Company used approximately $1,875,000 of the proceeds from its initial public offering to repay two short-term bridge financing arrangements with shareholders and all accrued interest associated with the debt.

8.       Issuance of Common Stock:

         As of December 31, 1996, 333 shares of preferred stock were converted into 18,031,516 shares of common stock. As a result of these conversions the Company does not have sufficient authorized common stock available for issuance upon future conversions. The Company has 718 shares of preferred stock that remain unconverted. Therefore, no additional shares of preferred stock may be converted without a vote of the Company's shareholders to increase the Company's authorized share capital. There is no assurance that the shareholders will vote to increase the amount of authorized share capital.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


         In January 1996, the Company issued 67,500 Redeemable Common Stock Purchase Warrants for which the Company received cash of approximately $6,750.

         During the quarter  ended  December 31, 1995,  the Company  completed a
public  offering  of  Common  Stock.   The  Company  received  net  proceeds  of
approximately $3,615,000 and issued a total of 900,000 shares of Common Stock.

         The Company also issued 450,000 Redeemable Common Stock Purchase Warrants. Each Warrant represented the right to purchase one-half share of Common Stock at a price of $7.00 per share, subject to adjustment under certain circumstances. The Warrants expire in December 1998. Each warrant is immediately exercisable. The Warrants are redeemable by the Company for $0.05 per Warrant upon 30 days notice mailed within 20 days after the closing bid price of the Common Stock has equaled or exceeded $8.00 per share for a period of 20 consecutive trading days. The Company received cash of approximately $45,000 for the Purchase Warrants.

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

         In September 1995, the Chairman of the Board was issued 15,822 shares of Common Stock at a value of $1.00 per share for past services provided to the Company.

9.       Issuance of Preferred Stock:

         In June 1996, the Company issued 1,051 shares of Series A Preferred Stock, $0.01 par value per share, for $10,000 per share with an accretion rate of 8% per annum up to the date of conversion. The Company received net proceeds of approximately $9,669,000 for the 1,051 shares. The shares may be converted to Common Stock at a conversion price which shall be the lesser of $7.75 per share or 85% of the average closing bid price of the Company's Common Stock for the ten trading days preceding the conversion date. There is no floor on the potential conversion price of the stock. The Series A Preferred Stock is convertible as follows: one-third of the shares of Series A Preferred Stock on or subsequent to August 20, 1996; one-third of the shares on or subsequent to September 19, 1996; and the remaining shares on or subsequent to October 19, 1996. All conversions are subject to the Company's right of redemption. The Series A Preferred Stock will bear no dividends and have no voting rights except as otherwise required by Arizona statute.

         Upon dissolution of the Company the holders of Series A Preferred Stock are entitled to distributions in the sum of the original Series A issue price for each outstanding share, plus 8% of the original Series A issue price per annum since purchase. At any time commencing 12 months and one day

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


after the last closing date, the Company shall have the right to redeem any or all of the Series A Preferred Stock subject to certain conditions set forth in the Certificate of Designation.

10.      Significant Customers:

         There was one significant customer which accounted for approximately 12% of the Company's total revenues for the nine months ended March 31, 1997. The accounts receivable balance for this customer totaled approximately $110,000 at March 31, 1997. The Company had no customers for the nine months ended March 31, 1996 that accounted for more than 10% of total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of fiscal 1997 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in this Report as well as in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2, as declared effective by the Securities and Exchange Commission on November 8, 1996 (Reg. No. 333-07019).

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the multimedia, interactive and communication segments of the PC industry. The Company's products include fully-integrated multimedia stereo keyboards, CD-ROM storage systems, various after market equalizer/amplifiers, sound enhancement products, sub-woofer sound systems, PC volume controllers, CD-ROM audio cables and a line of PC and video arcade racing wheels and pedals for use with Sega, Sega Saturn, Nintendo 64, Sony Playstation and IBM-PC's.

         Revenues for the nine months ended march 31, 1997 have increased to approximately $6,530,000 from approximately $2,745,000 for the nine months ended March 31, 1996. Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenue, resulting in a net loss of approximately $1,473,000 for the nine months ended March 31, 1997. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows and selling and promotion activities, such as the Company's sponsorship of a Formula Atlantic Team in the 1997 Kool Toyota Racing Series. In addition, operating results may be influenced by factors such as turnover in the Company's sales personnel, the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures and general economic conditions.

---------
Sega, Nintendo, Sony Playstation and IBM are trademarks and are the property of their owners, which Companies are not affiliated with SC&T International, Inc.

Results of Operations of the Company for the Nine-Month Periods Ended March 31, 1997 and 1996

Net Sales

         Net sales for the nine months ended March 31, 1997 increased to approximately $6,530,000 or approximately $3,784,000 more than net sales for the nine months ended March 31, 1996. This increase resulted from a variety of factors, including growing acceptance of the Company's products in the marketplace, a broadening of the Company's distribution channels and the expansion of the Company's overall product lines.

Gross Profit

         The Company's gross profit percentage decreased from 31.85% for the nine months ended March 31, 1996 to 28.8% for the nine months ended March 31, 1997. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 25% to 40%. In addition, the gross profit margin for the nine months was affected by an increase to the inventory obsolescence reserve of approximately $227,000. The reserve for inventory obsolescence was increased to reflect concern about increased inventory and possible price adjustments to improve market acceptance of the Company's products. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance, nor does the Company expect that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense increased from approximately $536,000 in the nine months ended March 31, 1996 to approximately $764,000 in the nine months ended March 31, 1997, or approximately 42.4%.
Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 19.5% for the nine months ended March 31, 1996 to 11.7% for the nine months ended March 31, 1997.

Selling and Promotion

         The Company's selling and promotion expenses increased from approximately $398,000 in the nine months ended March 31, 1996 to approximately $1,356,000 in the nine months ended March 31, 1997, or an increase of approximately 241%. Selling and promotion expenses increased as a percentage of sales, from 14.5% for the nine months ended March 31, 1996 to 20.8% for the nine months ended March 31, 1997. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. The majority of the increase was due to the Company's sponsorship of a Formula Atlantic Team in the 1997 Kool Toyota Racing Series. The sponsorship represents a major advertising program undertaken to promote the Company's PER4MER(TM) Turbo Racing Wheel and the Company's Platinum Sound(R) product line.

Office and Administration

         The Company's office and administrative expenses increased from approximately $306,000 in the nine months ended March 31, 1996 to approximately $681,000 in the nine months ended March 31, 1997, or approximately 122.5%. As a percentage of net sales, office and administrative expenses decreased from 11.1% for the nine months ended March 31, 1996 to 10.4% for the nine months ended March 31, 1997.

Research and Development

         Expenditures for research and development increased from approximately $137,000 in the nine months ended March 31, 1996 to approximately $197,000 for the nine months ended March 31, 1997. The Company's expenditures for research and development vary from period to period depending upon the number of products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period. Research and development includes an amortization cost of $116,228 for the nine months ended March 31, 1997.

Net Loss

         As a result of the factors described above, the Company's net loss increased from approximately $765,000 in the nine months ended March 31, 1996 to approximately $1,472,000 in the nine months ended March 31, 1997.

Net Loss Per Share

         Net loss per share decreased from $0.25 for the nine months ended March 31, 1996 to $0.11 for the nine months ended March 31, 1997. The loss per share of $0.25 for the nine months ended March 31, 1996 includes $0.07 loss per share resulting from a non-recurring financing charge incurred in the nine months ended March 31, 1996. The loss per share for the nine months ended March 31, 1997 includes a $0.02 per share loss due to a $227,000 increase to the inventory obsolescence reserve. The decrease in net loss per share during the nine months ended March 31, 1997 as compared to the same period in the prior year was due primarily to the effect of additional shares of common stock issued in connection with the Company's private placements and the conversion of Series A Preferred Stock.

Results of Operations of the Company for the Three Month Periods Ended March 31, 1997 and 1996

Net Sales

         Net sales for the three months ended March 31, 1997 increased to approximately $1,676,000 or approximately $844,000 more than net sales for the three months ended March 31, 1996. This increase resulted from a variety of factors, including growing acceptance of the Company's products in the marketplace, a broadening of the Company's distribution channels and the expansion of the Company's overall product lines.

Gross Profit

         The Company's gross profit percentage decreased from 39.6% for the three months ended March 31, 1996 to 18.3% for the three months ended March 31, 1997. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 25% to 40%. The primary factor for the decrease in gross profit margin during the three months ended March 31, 1997 was an increase in the inventory reserve of $227,000 to reflect concern about the increased inventory and possible price adjustment to improve market acceptance of the Company's products. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance, nor does the Company expect that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense increased from approximately $220,000 in the three months ended March 31, 1996 to approximately $302,000 in the three months ended March 31, 1997, or approximately 37.3%. Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 26.5% for the three months ended March 31, 1996 to 18.0% for the three months ended March 31, 1997.

Selling and Promotion

         The Company's selling and promotion expenses increased from approximately $126,000 in the three months ended March 31, 1996 to approximately $792,000 in the three months ended March 31, 1997, or an increase of approximately 529%. This represents an increase in selling and promotion expenses, as a percentage of sales from 15.2% for the three months ended March 31, 1996 to 47.3% for the three months ended March 31, 1997. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. Approximately $600,000 of the increase was associated with the Company's sponsorship of a Formula Atlantic Team in the 1997 Kool Toyota Racing Series. This includes approximately $284,000 of cost incurred and capitalized in the second quarter. Management has since determined to expense the entire cost of the sponsorship as incurred.

Office and Administration

1997, or approximately 150%. As a percentage of net sales, office and administrative expenses increased from 13.0% for the three months ended March 31, 1996 to 16.1% for the three months ended March 31, 1997.

Research and Development

         Expenditures for research and development increased from approximately $48,000 in the three months ended March 31, 1996 to approximately $68,000 for the three months ended March 31, 1997. The Company's expenditures for research and development vary from period to period depending upon the number of products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period. Research and Development contains approximately $48,000 of amortization for the three months ended March 31, 1997.

Net Loss

         As a result of the factors described above, the Company's net loss for the three months ended March 31, 1997 increased to approximately $1,294,000, this compared to a net loss of $591,435 for the three months ended March 31, 1996.

Net Loss Per Share

         Net loss per share decreased from $0.07 for the three months ended March 31, 1996 to $0.06 for the three months ended March 31, 1997. The loss per share of $0.06 for the three months ended March 31, 1997 includes a $0.01 per share loss due to a $227,000 increase in the inventory obsolescence reserve. The net loss also reflects a $0.01 per share loss due to approximately $284,000 of cost associated with the Company's sponsorship of a Formula Atlantic Team in the 1997 Kool Toyota Racing Series that was initially capitalized in the period ended December 31, 1996. The cost of the sponsorship will be recognized as a period expense on a going forward basis. The decrease in the net loss during the three months ended March 31, 1997 was affected by the increase in the weighted average common shares outstanding from approximately 4.2 million to 22.9 million. The increase in weighted average common shares was due to additional shares of common stock issued in connection with the Company's private placements and conversion of Series A Preferred Stock.

Liquidity and Capital Resources

         As a result of the Company's initial public offering and its private placement of Series A Preferred Stock in June 1996, the Company's working capital is approximately $7,800,000 at March 31, 1997. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

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

Business Outlook and Risk Factors

         The trends indicated by the Company's operating results for the nine months ended March 31, 1997 reflect the Company's belief that (i) there is growing acceptance in the global marketplace for the Company's expanded product line and (ii) the Company's success in entering into new manufacturing relationships that take advantage of savings due to economies of scale resulting in decreases in manufacturing costs. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

           The Company continues to invest in sales and marketing in order to enhance its image and brand awareness. In October, 1996, the Company became a sponsor of a Formula Atlantic Team in the 1997 Kool Toyota Racing Series. The Company intends to tie this sponsorship into promotion of its PER4MER (TM) Turbo Racing Wheel and to increase visibility of the Company's overall range of products. Although the Company believes that its increased sales and marketing efforts will contribute to an increased number of customers and increased revenue associated with sales of its products, certain risk factors exist that could have a material adverse effect on the Company's operating results. Those risk factors include, but are not limited to, lack of assurance that its products will achieve or maintain market share and the fact that the Company's products compete with those of many major domestic and international companies, many of which have greater market recognition and substantially greater financial, technical and marketing resources than the Company possesses.

       Although the Company has focused on controlling administrative costs, it recognizes the added costs associated with attracting and retaining key personnel. Because it operates in an industry that is characterized by high cost of recruiting and a current lack of qualified personnel, the Company constantly evaluates employee benefits and the work environment that it provides its employees. The high cost associated with industry hiring practices could have a material adverse affect on the Company's quarterly operating results. The Company intends to continue to moderate general and administrative costs so that revenue growth will begin to exceed operating expenses. There can be no assurance, however, that the Company will be able to predict or respond to a shortfall in sales during any given quarter in order to reduce its fixed general and administrative expenses on a timely basis.

         The Company believes that the industry in which it markets its products has a strong outlook, with expanding markets characterized by rapid technological change, frequent introduction of product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the PC user interested in upgrading existing equipment. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

                           PART II - OTHER INFORMATION


ITEM I.  LITIGATION

         None


ITEM 2.  CHANGES IN SECURITIES

         In the nine month period ended March 31, 1997 the Company issued an aggregate of 41,247 shares of Common Stock to Atom & Associates, Inc. in connection with the exercise of options previously issued under the Company's Stock Option Plan. The options were exercised at an exercise price of $1.50 per share. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

       Signature                         Capacity                      Date
       ---------                         --------                      ----


SC&T INTERNATIONAL, INC.



/s/ Thomas S. Bednarik               President and                  May 15, 1997
-----------------------------        Chief Executive Officer
Thomas S. Bednarik





 /s/ William A. Pendley              Chief Financial Officer        May 15, 1997
------------------------------
William A. Pendley
                                       22