Form 10QSB
period 1997-09-30
SC&T INTERNATIONAL INC
filed 1997-11-14
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997.

         Commission File Number:  0-27382.

                            SC&T International, Inc.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


               Arizona                               86-0737579
            -------------                         ----------------

    (State or other jurisdiction of         (IRS Employer Identification)
    incorporation or organization)


                 15695 North 83rd Way, Scottsdale, Arizona 85260
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (602) 368-9490
                   ------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,135,263 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                                    ---   ---

                            SC&T INTERNATIONAL, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------



                                                                        Page
Part I Financial Information

Item 1 Financial Information

       Consolidated Balance Sheet as of September 30, 1997                3

       Consolidated Statements of Operations for the Three Months
           Ended September 30, 1997  and September 30, 1996               5

       Consolidated Statement of Shareholders' Equity for the Three
           Months Ended September 30, 1997                                6

       Consolidated Statements of Cash Flows for the Three Months
           Ended September 30, 1997 and September 30, 1996                7

       Notes to Consolidated Financial Statements                         8

Item 2 Management's Discussion and Analysis                              11

Part II    Other Information

Item 1 Litigation                                                        16

Item 2 Change in Securities                                              17

Item 3 Defaults Upon Senior Securities                                   17

Item 4 Submission of Matters to a Vote of Security-Holders               17

Item 5 Other Information                                                 17

Item 6 Exhibits & Reports on Form 8-K                                    17

                         PART I - FINANCIAL INFORMATION



       ITEM 1.  FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               September 30, 1997


                                     ASSETS

Current assets:
       Cash                                                           $  460,729

       Receivables                                                       761,933

       Inventory                                                       2,699,347

       Other current assets                                              226,316
                                                                      ----------

               Total current assets                                    4,148,325

Product development costs, less accumulated amortization of $573,863     327,833

Property and equipment, less accumulated depreciation of $468,132        482,915

Other assets                                                             158,266
                                                                      ----------

                                                                      $5,117,339
                                                                      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997


                 UNAUDITED LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

       Accounts payable                                           $  168,425

         Common stock payable                                        103,130

       Accrued expenses                                              241,686
                                                                  ----------

               Total current liabilities                             513,241
                                                                  ----------

Commitments and contingencies                                              -

Shareholders' equity:
       Common stock, $0.01 par; authorized 25,000,000 shares;
             23,135,263 shares issued and 22,940,823 shares
            outstanding                                              231,353

       Series  A preferred stock, $0.01 par; authorized 5,000,000
            shares; 718 shares issued and outstanding                      7

       Additional paid-in capital                                 14,932,461

       Treasury stock - at cost, 194,440 shares                      (29,166)

        Currency translation                                         (74,539)

       Accumulated deficit                                       (10,456,018)
                                                                  ----------

                       Total shareholders' equity                  4,604,098
                                                                  ----------

                                                                  $5,117,339
                                                                  ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1997 and 1996

                                                     1997            1996
                                                ------------    ------------

Net sales                                       $  1,070,785    $  1,727,947

Cost of goods sold                                   959,156       1,178,717
                                                ------------    ------------

Gross profit                                         111,629         549,230

Selling, general and administrative expenses:
    Payroll and payroll taxes                        386,780         229,062
    Selling and promotion                            491,876         262,893
    Office and administrative                        395,811         149,432
    Research and development                          70,531          59,987
    Consulting fees                                   72,839          36,653
    Other                                             37,351          79,080
                                                ------------    ------------
                                                   1,455,188         817,107
                                                ------------    ------------

Loss from operations                              (1,343,559)       (267,877)

Other income (expense):
    Interest income                                   10,743          95,655
    Interest expense                                  (5,476)        (17,642)
                                                ------------    ------------

Loss before income tax                            (1,338,292)       (189,864)

Income tax expense                                      --              --
                                                ------------    ------------

Net loss                                        $ (1,338,292)   $   (189,864)
                                                ============    ============

Net loss from operations per common share       $      (0.06)   $      (0.05)
                                                ============    ============

Net loss per common share                       $      (0.06)   $      (0.04)
                                                ============    ============

Weighted average common shares outstanding        22,940,823       4,961,564
                                                ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1997


                                     Common Stock      Preferred Stock  Additional    Treasury Stock
                                     ------------      ---------------   paid-in      --------------     Currency      Accumulated
                                 Shares       Amount   Shares  Amount    capital    Shares      Amount  translation      deficit
                                 ------       ------   ------  ------    -------    ------      ------  -----------      -------

Balance at June 30, 1997        23,135,263   $231,353    718   $  7    $14,932,461 (194,440)  $(29,166)  $(45,660)   $ (9,117,726)


Currency translation                     -          -       -     -              -        -          -    (28,879)              -
Net loss                                 -          -       -     -              -        -          -          -      (1,338,292)
                                ----------   --------    ---   ----    ----------- --------   --------   --------    ------------

Balance at  September 30, 1997  23,135,263   $231,353    718   $  7    $14,932,461 (194,440)  $(29,166)  $(74,539)   $(10,456,018)
                                ==========   ========    ===   ====    =========== ========   ========   ========    ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1997 and 1996

                                                                           1997           1996
                                                                       -----------    -----------
Cash flows from operating activities:
     Net loss                                                          $(1,338,292)   $  (189,864)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                     107,206         50,534
         (Increase) decrease in accounts receivable                      1,288,515       (531,423)
         Decrease in allowance for doubtful accounts                        12,265           --
         Increase (decrease) in inventories                                435,255        (98,325)
         Increase in advances on purchases of
              inventory                                                   (313,871)      (621,014)
         Increase in other current assets                                     --          (73,981)
            Loan amortization                                                1,950           --
            Increase in prepaid expenses                                   (44,823)          --
         (Increase) decrease in other assets                                   463        (38,902)
         Decrease in accounts payable                                     (611,892)      (246,971)
         (Decrease) increase in  accrued expenses                           24,980        (65,404)
                                                                       -----------    -----------
              Net cash used in operating activities                       (438,244)    (1,815,350)
                                                                       -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                   (109,412)      (217,560)
     Development costs                                                     (98,235)      (122,113)
     Loans to related parties                                                 --            9,374
                                                                       -----------    -----------
              Net cash used in investing activities                       (207,647)      (330,299)
                                                                       -----------    -----------

Cash flows from financing activities:
     Currency translation                                                   50,127        (12,430)
     Net borrowings under line of credit agreement                            --            7,885
     Principal payments on short-term debt                                    --           (5,556)
     Principal payments on long-term debt                                     --           (1,266)
     Proceeds from note payable, related party                                --             --
     Net repayments on related party loans                                    --          (29,166)
     Net borrowings on notes payable, bank                                    --             --
     Preferred stock issuance costs                                           --          (20,570)
     Repayments to factor                                                     --         (121,368)
                                                                       -----------    -----------
              Net cash (used in)provided by financing activities            50,127       (182,471
                                                                       -----------    -----------
Net decrease in cash                                                      (595,764)    (2,328,120)
Cash, beginning of period                                                1,056,493      9,962,511
                                                                       -----------    -----------
Cash, end of period                                                    $   460,729    $ 7,634,391
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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Under a 10-Q filing, it is not necessary to include all of the information and footnotes required in a 10-K filing. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended September 30, 1997 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 1998. These financial statements should be read in conjunction with the Company's Form 10-KSB, which will be filed with the Securities Exchange Commission in a few weeks. An amended 10-Q will be filed after the 10-K filing, which will reflect any remaining adjustments to the financial statements for the three months ended September 30, 1997.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.


2. Related party transactions:

         Related party receivables:

         The Company had a related party receivable from its President, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. This note was forgiven by the Board of Directors effective 7/1/97. The receivable balance was $0 at September 30, 1997.


3.       Common Stock:

         On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were delisted from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. This action by Toback & Company, as noted by the Nasdaq, caused the delisting of the Company, and the Company will pursue all legal options regarding Toback & Company's actions. The Company followed the appropriate policy of Nasdaq by filing its form 8-K, began a search

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)




for a new accounting firm, retaining Evers & Company, who is now working diligently to complete the 10-K filing.

         The Company has entered into agreements with the holders of 94% of the Series A Preferred Stock whereby all of their shares of Series A preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share (the "Fixed Conversion"). The holders of Series A Preferred Stock waive all other conversion rights which they may have pursuant to any agreement.

In addition to Fixed Conversion, the holders of Series A Preferred Stock will also receive warrants to purchase one third (1/3) of the number of shares which they receive pursuant to Section I of the Fixed Conversion at a price of $1.25, subject to ordinary anti-dilution provisions (the "Warrant Shares"). The Warrant Shares will be subject to ordinary registration rights and a warrant agreement and registration rights agreement will be forwarded as promptly as is possible. All such documents shall contain ordinary and reasonable terms, conditions, presentations and warranties.

4. Commitments and contingencies:

            Operating leases:

             In October 1996, the Company purchased approximately 1.24 acres of land located at the Scottsdale Airpark in Scottsdale, Arizona. The Company completed construction of approximately 12,000 square feet of warehouse space and approximately 6,000 square feet of executive office space in April 1997. The Company has subsequently sold the facility on June 30, 1997 and effective July 1, 1997 leased the facility back from the buyer. The facility was sold by the Company for a profit exceeding 20% of cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of fiscal year 1998 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and acticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the computer and video game industries under its PLATINUM SOUND name. The Company's products include sub-woofer and speaker sound enhancement systems, PC volume controllers, CD-ROM audio cables, and a line of PC and video arcade racing wheels for SEGA, Nintendo, Sony Playstation and IBM-PC's. The Company's multimedia keyboards line has been discontinued, in favor of a second generation product targeted at the corporate market. This second generation, features an enhanced Voice Recognition product, has been completed but at this time has not been introduced into the market.

         Since July 1993, the Company's monthly revenue has grown from approximately $8,000 to approximately $ 448,000 in September, 1997. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. The Company, in an effort to reduce its European operating costs, has consolidated its European distribution operations into one central facility located in the United Kingdom in May 1997. The Company formed SC&T Europe Limited, located in Portsmouth England. The Belgium office remains open at this time, solely as a sales office for mainline Europe. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom operations.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenues, resulting in a net loss of approximately $1,338,000 for the three months ended September 30, 1997. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, selling and promotion activities, writedown of obsolete inventory, and legal expenses, which increased significantly for the period ended September 30, 1997 due to the resolution of the preferred shareholder issue described in
Note 3. The Company expects certain of these costs to increase in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Results of Operations of the Company for the Three-Month Periods Ended September 30, 1997 and 1996

Net Sales

         Net sales for the three months ended September 30, 1997 decreased to approximately $1,070,785 or approximately $657,000 less than net sales for the three months ended September 30, 1996. Net sales for the month ended September 30, 1997 were negatively impacted by a delay in the manufacture and release of new products the Company is bringing to the market.

Gross Profit

         The Company's gross profit percentage for the three months ended September 30, 1997 reflects the Company's decision to reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products. In addition, the gross profit percentage also reflects the Company's encounter with the purchase of a defective wheel pedal product. The Company bore the cost of the replacement of these pedals, including freight charges. The Company's gross profit percentage for the three months ended September 30, 1997, prior to these adjustments for the price reductions and pedal problem, was 26%. However, the Company's gross profit percentage after the adjustments for the price reduction and pedal problem declined from 32% for the three months ended September 30, 1996 to 10.4% for the three months ended September 30, 1997. Gross profit margins are affected by several factors, including the mix of sales between the Company's products, which typically sell at gross profit margins ranging from 20% to 40%. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense increased from approximately $229,000 in the three months ended September 30, 1996 to approximately $387,000 in the three months ended September 30, 1997, or approximately 68.8%. Payroll and payroll tax expense also increased as a percentage of sales, from 13% for the three months ended September 30, 1996 to 36% for the three months ended September 30, 1997. This represents an increase in sales and operations personnel. In addition, a significant portion of the increase in payroll and payroll taxes is a result of additional employees due to operations of SC&T Europe. The Company is required to employ a base staff of qualified personnel to maintain its operations.

Selling and Promotion

         The Company's selling and promotion expenses increased from approximately $263,000 in the three months ended September 30, 1996 to approximately $492,000 in the three months ended September 30, 1997, or a increase of approximately 87%. This represents an increase in selling and promotion expenses, as a percentage of sales from 15% for the three months ended September 30, 1996 to 46% for the three months ended September 30, 1997. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. Approximately $255,000 of the increase was associated with the Company's sponsorship of a Formula

Atlantic Racing Team in the 1997 Kool Toyota Racing Series. Management has determined to expense the entire cost of the sponsorship as incurred.

Office and Administration

         The Company's office and administrative expenses increased from approximately $149,000 in the three months ended September 30, 1996 to approximately $396,000 in the three months ended September 30, 1997, or approximately 164%. As a percentage of net sales, office and administrative expenses increased from 9% for the three months ended September 30, 1996 to 36% for the three months ended September 30, 1997. A significant portion of the increase in office and administrative expenses is a result of legal expenses relating to the resolution of the preferred shareholder issue, described in Note 3, which exceeded approximately $140,000.

Development Cost Amortization

         Development cost amortization increased from approximately $60,000 for the three months ended September 30, 1996 to approximately $71,000 September 30, 1997. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Consulting Fees

         Expenditure for consulting fees increased from approximately $37,000 for the three months ended September 30, 1996 to $73,000 for the three months ended September 30, 1997, or approximately 98%. A significant portion of the increase in consulting fees is a result of the resolution of the preferred shareholder issue described in Note 3.

Net Loss

         As a result of the factors described above, the Company's loss from operations increased from approximately $268,000 in the three months ended
September 30, 1996 to approximately $1,343,559 in the three months ended September 30, 1997. The Company's net loss increased from approximately $190,000 in the three months ended September 30, 1996 to approximately $1,338,292 in the three months ended September 30, 1997.

Net Loss Per Share

         Net loss per share from operations increased from $0.05 for the three months ended September 30, 1996 to $0.06 for the three months ended September 30, 1997. Net loss per share increased from $0.04 for the three months ended September 30, 1996 to $0.06 for the three months ended September 30, 1997. The loss per share of $0.02 is due to the increase in expenses and the reduction of the gross profit margin as described above. In addition, the decrease in the net loss during the three months ended September 30, 1997 was affected by the increase in the weighted average common shares outstanding from approximately
4.9 million to 22.9 million. the increase in weighted average common shares was due to additional shares of common stock issued in connection with the Company's private placements and conversion of Series A Preferred Stock.

Liquidity and Capital Resources

         As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital improved to approximately $3,635,084 at September 30, 1997. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

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

Business Outlook and Risk Factors

Management believes that there is growing acceptance in the global marketplace for the Company's expanded product line and that the Company success in entering into new manufacturing relationships that take advantage of savings due to economies of scale will result in decreases in manufacturing costs. The
Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

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

The Company has been advised by it's independent certified public accountants that the audit report for the year ended June 30, 1997 will include a going concern qualification. The Company does not dispute this qualification. Due to the large number of preferred shares outstanding, the Company was unable to raise additional equity funds in the past year. It is currently anticipated that the Company will require additional working capital to continue to fund its operations. Management intends to actively explore both debt and equity financing as well as holding discussions with potential merging partners in order to obtain such debt or equity financing. There is no assurance that management will be able to obtain any such financing.

                           PART II - OTHER INFORMATION


ITEM I.  LITIGATION

Pending or Threatened Litigation

a.  The Company v. Maxi Switch

         In May of 1995, the Company filed suit against Maxi Switch in Tucson, Arizona, and its corporate affiliates for misappropriation of trade secrets and breach of contract in connection with Company's multimedia keyboard technology. In May of 1997, a Tucson jury awarded the Company $3 million, plus $125,000 in attorneys' fees. The defendants had filed counterclaims for defamation, but the jury denied those counterclaims in their entirety. In October of 1997, the defendants filed a timely Notice of Appeal. Management intends to vigorously pursue collection of this Judgment through appeal. The appeal may take one to two years.

b.  Network Technical Services v. the Company

      In August of 1995, Network sued the Company in Phoenix, Arizona, for approximately $150,000 in a breach of contract action alleging failure of the Company to pay for certain cables delivered by Network. The Company filed counterclaims for breach of confidentiality and other torts. Management intends to vigorously defend plaintiff's claims on the basis that the cables delivered by the Network were defective. Management further intends to pursue the counterclaims and accomplish a net recovery for the Company in this litigation. This litigation is expected to be concluded within one year.

c.  Home Arcade v. the Company

     In September of 1997, Home Arcade filed suit in San Jose, California, against the Company for breach of contract seeking $43,250. This dispute arose out of a nonexclusive distribution agreement between Activision and the Company. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, undersigned counsel has not yet been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing.

e.  Lake Management v. the Company

     In June of 1997, Lake Management filed suit against the Company in Phoenix, Arizona, seeking specific performance requiring the Company to issue common stock to Lake pursuant to a preferred shareholder conversion agreement. The Company has resolved a similar problem with 94% of the entities in Lake's class. Lake has refused to negotiate a reasonable settlement and, therefore, the Company will continue to defend this litigation on the basis of Lake's market manipulation. It is anticipated that this litigation will be concluded within two years.

f.  Jack Of All Games v. the Company

     In June of 1997, Jack Of All Games Entertainment, Inc., sued the Company in Cincinnati, Ohio, for breach of contract regarding a purchase order for 5,000 steering wheel accessories. Jack Of All Games is seeking $179,272.80, plus interest and attorneys fees. Management intends to vigorously defend this case or settle it based on the provision of replacement product. The parties had previously agreed to a product exchange and the Company expects a product exchange to occur. This litigation should be concluded within one year. Management has honored all it's obligations under the terms of this agreement and firmly defends this action by Jack Off All Games as frivolous and without merit.

Unasserted Claims and Assessments

The Company has a wheel product which includes "force-feedback" technology as a new version to its racing wheel. The Company was recently contacted by Atari. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the force-feedback technology from another company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sales of the Company's force-feedback racing wheel would be impacted, or the Company would have to seek a license from Atari.

ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On October 9, 1997, the Company filed an 8-K form reporting the resignation of Toback & Company as the Company's independent certified public accountant and the appointment of Evers and Company as the principal accountant to provide audit services to the Company. In addition, the form 8-K also reported the resignation of Tom Bednarik as Chief Executive Officer of the Company.

                                   SIGNATURES



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                Capacity                       Date
       ---------                --------                       ----


SC&T INTERNATIONAL, INC.



 /s/ James L. Copland           Chairman of the Board          November 14, 1997
-----------------------------   and Chief Executive Officer



 /s/ Thomas Carlini             Director of Finance            November 14, 1997
-----------------------------
                                       18