Form 10KSB40
period 1997-06-30
SC&T INTERNATIONAL INC
filed 1998-01-12
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For fiscal year ended June 30, 1997

                         Commission file number 0-27382

                            SC&T INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

         ARIZONA                                         86-0737579
(State of incorporation)                    (I.R.S. Employer Identification No.)


                                15695 N. 83rd Way
                            Scottsdale, Arizona 85260
                                 (602) 368-9490

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

Issuer's revenues for its most recent fiscal year:  $7,346,471.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of October 1997 - $14,083,187.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 1997 - 22,953,684.

Documents incorporated by reference:  Not Applicable.

                            SC&T INTERNATIONAL, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                         FISCAL YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                            Page

PART I

ITEM 1.         BUSINESS                                                      3
ITEM 2.         PROPERTIES                                                   12
ITEM 3.         LEGAL PROCEEDINGS                                            12
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14
PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                          14
ITEM 6.         SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS                                                   15
ITEM 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  20
ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                          20

PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                EXCHANGE ACT OF 1934                                         20
ITEM 10.        EXECUTIVE COMPENSATION                                       21
ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                               22
ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               22

PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K                             23

SIGNATURES                                                                   24

                                     PART I

ITEM 1.   BUSINESS

General

The Company develops and markets accessory and peripheral products for the personal computer and video game segments of the retail and Corporate markets under the company's PLATINUM SOUND and PER4MER registered trademarks. The company segregates its products into two distinctive product categories. The sound products are marketed under the Platinum Sound brand name, while the companies racing wheel and other input device accessories are marketed under the PER4MER brand name. The Company's sound products include sub-woofer, sound enhancement systems, and a broad line up of headphones, microphones, and amplified speaker systems. The PER4MER line consists of racing wheel products, designed for all IBM PC's , SEGA, Nintendo and Sony Playstation game consoles. This line also includes game controller devices, Volume Controllers, and a new Voice Recognized keyboard, targeted to the Corporate market. The Company's first generation multimedia keyboards have been discontinued, in favor of a second generation Voice Recognized product. This product, the VRK-500 features enhanced Voice Recognition capabilities, but has not yet been introduced into the market. PLATINUM SOUND and the PER4MER brand names, are both registered trademarks of the Company.


The Company focuses on the multimedia, interactive, communications and the video gaming segments of the PC and consumer electronics industry. The company develops technology to furnish one-step, integrated solutions for the PC, MAC and Video Game user. The Company began operations in June 1993 and achieved sales of approximately $3,771,000 and $7,346,000 during the years ended June 30, 1996 and June 30, 1997, respectively. Although the Company's revenues has increased significantly since inception, the Company has recorded losses of approximately $2,688,000 and $6,097,000 for the years ended June 30, 1996 and June 30, 1997, respectively.

Industry Overview

The market for multimedia PC's and video game console equipment is evolving rapidly and is characterized by rapid technological change. Unlike certain other segments of these markets, the multimedia and gaming segments are consumer driven. As a result, many PC manufacturers have redesigned their product mix to dramatically increase the multimedia and entertainment portion of their product line. Some have reconfigured their product lines so that 100% of their products offer multimedia and gaming capabilities.

This Report also refers to other manufacturers, retailers and vendors as it applies to the current marketplace.

Platinum Sound Products

The company' sound category consists of a well rounded line up of Sub Woofer, Equalizer-Amplifiers, Headphones, Microphones, Volume Controllers and Amplified Speaker systems. This product assortment was designed to compete head to head with top selling products offered by Altec Lansing, Yamaha, Labtec and Sony. The company's development focus was on bringing Unique and Innovative products to the market under the banner of "Twice the Product For Half The Price." The company feels that its mission of delivering fully featured products at aggressive retail prices has been successful. Initial product offerings have been well received by both retailers and the industry media. Currently, Platinum Sound products account for approximately 20% of the company's annual sales revenues. The company expects this number to grow in proportion to overall sales revenues.The demand for greater sound (at affordable prices) by gamers and PC users alike, have allowed SC&T entry into this high growth market category.

At present, the company offers three sub woofer products, one graphic equalizer-amplifier, a PC volume controller, 3 microphones, 3 headphones and six amplified PC speaker products. All products are compatible to IBM-PC's, Macintosh PC's, TV's, Stereos, CD-ROM Players, or other electronic devices utilizing RCA mini-jack connectors.


7-Band Graphic Equalizer-Amplifier with SRS

The Company offers a 100 watt peak performance SRS(R) 3D Surround Sound equalizer/amplifier. This product features volume and balance controls and 7-band graphic equalization. This product offers high-fidelity SRS and is compatible with IBM and Macintosh PC's, and all computer sound cards. The equalizer/amplifier installs into a 3.5" drive bay or may be used externally, and has an autoswitch universal power supply that can be connected to a portable compact disc player, or any other electronic device utilizing RCA mini-jacks. It still remains the only product of this type available worldwide. The suggested retail price (SRP) for the SRS-OMNI is $69.95.

Sub Woofer Systems

Platinum Sound's low end entry product is the SWX-1200. This is a unique product offering, capable of 120 watts of peak power. Incorporating both a front and rear base/venting port, this item has a SRP of $79.95

The company will add an enhanced version of the SWX-1200, with full 3-D sound in January 1998. It will establish this product as the industries only retail sub woofer system with 3D-Sound at under $100.00. This product will have an SRP of $89.95.

The second product is the SWX-1600, a 160 watt peak performance sub-woofer satellite speaker sound system. This product features wood cabinet, volume and base controls and is available for the home stereo and PC markets. The SRP for this product is $99.95.

The SRS-2000, rounds out the line as an enhanced version of the SWX-1600, offering full 3-D Surround Sound. Higher power and larger speakers. The system maintains its wood cabinet and has a SRP of $ 149.95.

Many of the company's sub woofer products are available in either a black or white exterior finish, for both the PC and Home Stereo segments.


Amplified Speaker Products

Platinum Sound's speaker line currently consists of six speaker products. The line ranges in peak power ratings of 40 watts at the low end to 140 watts of peak power. From your basic replacement computer speaker product, the PS-610 right up to the company's newly introduced high end PS-490. This innovative product, apart from incorporating every user features found in the more expensive speaker offerings, also includes a 3-D sound capability. SRP for the PS-490 is only $ 69.95, which is approximately $ 30-40 less than other competitive products with similar features.

This acceptance at retail of this line is growing rapidly within the U.S. marketplace. The Platinum Sound line will be a category with a heavy marketing focus for the company during the next year. In 1998, the company plans a major launch of its Platinum Sound line into the European market through its UK subsidiary.

Multimedia Volume Controller

The Company markets its own Volume Controller, a product that allows easy "finger control" access to a PC's volume control. This item may be mounted to the monitor, keyboard or PC tower. It eliminates the inconvenience of adjusting volume through the sound card or software volume control menu. The SRP is $11.99.

CD-ROM Audio Cables

The Company's original product was its universal twin head CD-audio cable featuring a universal twin head design and shielded cable. The universal twin head design allows retailers and OEMs to carry a significantly lower amount of inventory while maintaining the ability to provide cable that is compatible with any combination of sound card and CD-ROM drives. Over the past 2 years as the industry reached a universal solution for CD ROM cables, the profit associated to this product has dropped dramatically. As a result, the company has been reducing its focus on this product. In 1998, the company intends to eliminate CD-ROM audio cables from its mix, and re-apply the cash requirements in favor of more profitable PER4MER and Platinum Sound products.

PER4MER PRODUCTS

The PER4MER Racing Wheel, is a full line of video arcade racing wheels compatible with SEGA, Nintendo, Sony Playstation video game consoles and all IBM PCs. The wheel is an arcade style input device featuring analog and digital controls. The wheel plugs directly into the game port connection. The SRP for this line ranges in the $49.95 - $ 59.95 level.

In October of 1997 the Company introduced its second generation product, identified as the "ULTIMATE PER4MER" line of racing wheel products. A more advanced, ergonomically designed product, this new line also includes a Forced Feed Back model, which addresses the latest technology to hit the video game/PC marketplace. Forced Feed Back allows the end user to feel all of the real action (bumps, hits, and accidents) as displayed on the screen of the game/program being run.

Unlike the original PER4MER products, the new ULTIMATE PER4MER line up has greater gross margins and SRPs ranging from $69.95 -$199.95. The company expects this line to account for approximately 70+ % of sales revenues over the next year.

Marketing

The Company markets its products to the retail video game,OEM, and corporate segments internationally, through a combination of direct sales personnel, independent sales representatives, and its wholly owned US, European and U.K. subsidiaries.

The Company's products are currently sold in over 20 countries, including the United States, Belgium, Germany, France, Italy, Finland, Holland, Switzerland, Turkey, the United Kingdom, Argentina, Brazil, Spain, Hong Kong, Canada, and Russia. For the years ended June 30, 1996 and June 30, 1997, sales in the United States accounted for approximately 49% and 48%, respectively, of the Company's consolidated revenue, and sales in Europe accounted for approximately 51% and 52%, respectively, of the Company's consolidated revenue.

Sales by SC&T Europe of products other than the Company's PER4MER and PLATINUM SOUND products represented approximately 22% of the Company's consolidated revenue for each of the years ended June 30, 1996 and June 30, 1997.

In the United States, a sales representative is typically paid a 3-4% commission. In the U.K. and Europe the company utilizes direct sales personnel. The Company has written agreements with its United States independent sales representatives. Agreements with independent sales representatives have a term of one year, with certain cancellation provisions. The Company expects to renew its agreements as they expire, providing the appropriate sales revenue objectives are achieved by each group.

In 1998, the company intends to open up distribution alliances-networks serving the South American marketplace. With a consumer market of over 300 million people, the company feels that revenues for its products exist in these and Japanese markets. The company hopes to increase current sales revenues by at least 15% through these marketing efforts during 1998. However, there are no assurances that this increase can be realized.

Current U.S. based retail and catalogue customers of the company include, but are not limited to; Best Buy, Babbages, Data Vision, PC Connections, Egghead Software, Fry's Electronics, The Good Guy's, Costco Wholesale, Tiger Direct and Micro Warehouse, Inc. The Company's OEM customer for CD ROM audio cables is Dell Computer Corporation.

During 1997, the Company modified its retail product line to focus mainly on products for sale to the retail market at prices under $100. This was done to capitalize on the mass market. To achieve this product mix, the Company has identified suppliers able to supply product at lower costs and make design modifications that reduce manufacturing costs. While the Company believes it will continue to maintain reduced manufacturing costs, there can be no assurance that the Company will be successful in its efforts.

During 1997, the Company hired a managing director for its U.K. subsidiary. The Company's current marketing efforts include advertising in trade and business publications, participation in domestic and international industry trade shows, and production of product literature and sales support tools. The Company's products are marketed under the registered trade name PLATINUM SOUND Multi-Media Products, PER4MER, and ULTIMATE PER4MER racing wheel brand names. Packaging and operating manuals are produced in six languages, Spanish, French, German, Italian, Portuguese and English.

The Company's European sales are typically invoiced in U.S. dollars, Pounds sterling, and Belgian francs. The Company's sales from the United Kingdom will be invoiced in U.S. dollars and pounds sterling. Expenses of the Company's international operations are incurred in various foreign currencies, principally pounds sterling and the Belgian franc. Accordingly, the Company is subject to the risk of fluctuations in currency exchange rates. To date, the Company has not experienced any material net gain or loss due to foreign currency fluctuations. There can be no assurance that the Company will not experience material adverse effects on operations from foreign currency fluctuations in the future. See "Special Considerations - Risks Associated With International Sales; Currency Fluctuations" contained in Item 1 of this Report.

During the years ended June 30, 1996 and June 30, 1997, Dell Computer Corporation represented approximately 12% of the Company's revenue. The Company sells in response to purchase orders issued by Dell Computer Corporation. Despite the withdrawal by the company of supplying CD-ROM audio cables to Dell in 1998, it is the opinion of management that this reduction in sales revenues will be replaced by the growing demand for its other products.



New Product Development

The Company's multimedia keyboards line have been discontinued, in favor of a second generation product targeted at the corporate market. This second generation incorporates enhanced Voice Recognition features. Even though completed, this product, the VRK-500, has not yet been introduced into the market. Over the past year, the company has applied its primary market focus on building the awareness on its line of Platinum Sound and PER4MER racing wheel products.

During the years ended June 30, 1996 and June 30, 1997, the Company spent approximately $327,000 and $859,000, respectively, on research and development. The Company expects to incur approximately $200,000 in research and development expenses in connection with development of new products during fiscal 1998.

Subsidiaries

On December 31, 1994, the Company purchased all of the outstanding shares of SC&T Europe for 210,000 shares of the Company's Common Stock. This agreement was renegotiated in June 1996, resulting in the forfeiture of 200,000 shares and the obligation, subject to certain contingencies, to issue 25,000 shares of the Company's Common Stock. SC&T Europe was incorporated in Belgium in March 1989. SC&T Europe markets the Company's products and distributes other computer related products throughout Europe. The Company, in an effort to reduce its European operating costs, has consolidated its European distribution operations into one central facility located in the United Kingdom in May 1997. The Company formed SC&T Europe Limited, located in Portsmouth England. The Belgium office remains open at this time, solely as a sales office for mainline Europe. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom. For the year ended June 30, 1996 and June 30, 1997, sales by SC&T Europe accounted for approximately $1,905,000 and $3,795,260 respectively, of the Company's consolidated revenue.

Competition

The PC, multimedia, and video game retail markets in general are highly competitive. Many of the Company's competitors have greater financial, technical, marketing, and sales resources than the Company. The Company's major competitors in the multimedia accessory and peripheral market are NMB, Maxiswitch, Silitek, Altec Lansing, Yamaha, Sony, and Labtech. The Company's major competitors in the video game racing wheel market will come from Thrustmaster, MadCatz, and Inter-Act.

Although the Company considers certain of its products to be proprietary, the Company manufactures certain of its product lines through the assembly of component parts which are readily available in the world marketplace. There are few barriers that would prevent others from designing, assembling, or reverse engineering products similar to those sold by the Company.

To defend against its competition, the company's design philosophy is to develop the product that can be sold at a low price and to diversify its product assortment over its competition. In effect, the company's competitors in the sound category do not market racing wheel products, and those in the racing wheel categories, do not market sound products. The company feels that its product diversity offers it stronger retail opportunities over many of its competitors. Unlike its competitors whose market penetration is much larger, every new account represents new revenue and growth to the Company.

The Company believes the market for its fully-integrated voice recognition keyboards is an emerging market. The Company faces direct competition as well as indirect competition from various combinations of non- integrated product solutions for audio and voice-recognition computer applications. If the Company's products gain market acceptance and the voice recognition market matures as expected, the Company knows that other companies will attempt to develop competing products.

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

In September of 1997, the Company was informed that the U.S Patent office had awarded the company a U.S. Patent on its Multimedia Keyboard technology. The company expects the patent to be issued by January 1998, at which point it feels that additional revenues will be achieved through licensing agreements from those other manufacturers who will be in violation of its new Patent.

In addition the Company filed applications for registration of the trademark PLATINUM SOUND and its PER4MER logos-brand names. The U.S. patent office has granted registration rights to the company for both brand names. Registered and certain copyrights in the United States and in foreign countries have been filed.

Although the Company believes that patent, trade secret, and copyright protection are significant to its competitive position, other factors also exist. Knowledge, ability, and experience of the Company's personnel, the Company's success at new product development and enhancements, and name recognition are more significant to its competitive position.

Raw Materials & Supplies

The Company receives and inspects finished products and component parts at its United States and UK facilities. The Company tests a sample of all delivered products for compliance with specifications. The Company's principal suppliers are Can Technology, Fujikon, and Kaylee Computing.

Although the Company has not experienced any material difficulties in obtaining supplies in the past, any reduction or interruption in supply could adversely affect the Company's ability to supply certain of its products. As a result, the Company maintains a suitable inventory of its Platinum Sound and PER4MER products. While this decreases the risk that the Company will be unable to supply its products, in the event of any reduction or interruption in supply, it increases that risk associated with obsolescence due to technological change. The Company has incurred large write down costs in the past , but feels this will not be a major factor moving forward due to its ability to focus on the key products in its product line assortment. In addition, the Company has
experienced   certain   delays  in  anticipated   delivery   schedules  for  the
introduction of new products. It is currently in discussions with its manufacturers to determine better methods to avoid future deliveries of its products.

Employees

As of November 20, 1997, the Company's United States operation had 12 full-time employees, two of whom were employed in inspection-quality control and warehousing, four in engineering, sales, marketing and customer support, one in research and development, and five in administration. In addition, the Company's UK and European subsidiaries employed four full-time employees, two in sales, one in finance, one in warehousing, and two part time employees in warehousing and administration.

None of the Company's employees are represented by a labor union. The Company believes its relations with its employees are in good standing.

                             SPECIAL CONSIDERATIONS

Limited Operating History

The Company commenced operations in July 1993 as a producer and marketer of CD-ROM audio cables. In October 1993, the Company began developing multimedia, accessory, and peripheral computer equipment products, none of which were introduced into the market until April 1994. In addition, the Company recently entered the computer and video game markets, with the introduction of a line of PC and video arcade racing wheels. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance. In addition, the Company's business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost overruns, uncertain market acceptance, and the absence of an operating history. Therefore, there can be no assurance that the Company's business will be successful or that the Company will be able to achieve or maintain profitable operations. See "Business" contained in Item 1 of this Report.

History of Losses

The Company has incurred operating losses since inception, and reported net losses of approximately $2,688,000 and $6,097,000 for the years ended June 30, 1996 and June 30, 1997, respectively. As of June 30, 1997, the Company had an accumulated deficit of over $10,000,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, inventory adjustments, costs associated with financing activities prior to the Company's initial public offering and legal costs associated with the preferred shareholder resolution . The Company also incurred severe losses associated to its legal case against Maxi Switch, Silitek, and the Lite On Group. To date, operating revenues have not been sufficient to cover these costs. Although the Company had revenue of approximately $7,346,000 for the year ended June 30, 1997, an increase of approximately $3,575,000 over revenue of approximately $3,771,000 for the year ended June 30, 1996, the Company reported a net loss for the year ended June 30, 1997. There can be no assurance that the Company will generate sufficient operating revenue, expand sales of its products, or control its costs sufficiently to achieve or sustain profitability.

The Company has always elected to write down and report obsolete inventories. It has continued to develop new products, at a cost to the companies bottom line. Over the past year the company suffered two major setbacks. The first was a defective racing pedal problem which was realized by the company during the late part of December 1996 Christmas selling period. The company experienced severe revenue losses, estimated to have exceeded $ 1.5 million during the December 1996 through April 97' time frame. The company also incurred over $ 350,000 in re-work and replacement costs associated to this problem. The second problem was associated to its new ULTIMATE PER4MER racing products. The product was planned for a June 1997 release date, unfortunately, due to technological changes within the industry, coupled with engineering delays, culminated in an October 1997 release date, some five months behind schedule. This delay has resulted in revenue losses, estimated by the company to be close to $ 2.5 million.
Currently the company has approximately $1.5 million in backorders for products. Even though the company feels that the above problems have been corrected, and as such will enhance future revenues and profit figures, the company can make no assurances that similar problems may not arise with its the new line of products.

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

Technological Change and New Products

The PC, multimedia, computer, and video game markets in general, have been characterized by rapid technological change, frequent introduction of product upgrades, and evolving industry standards. The Company believes that its future success will depend on its ability to anticipate such changes and to offer the market responsive products on a timely basis that meet these evolving industry standards and achieve market acceptance. There can be no assurance that the Company will have sufficient resources to develop or otherwise acquire new technology or to introduce new products that would satisfy an expanded range of customer needs. Additionally, delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company's operating results in the future. The Company has experienced certain delays in anticipated delivery schedules on the introduction of new products. See "Business New Product - Development" contained in Item 1 of this Report.

Dependence on Key Personnel; Need to Attract New Personnel

The loss of the services of James L. Copland, the Company's President, Treasurer, Chairman of the Board and Chief Executive Officer, would have a material adverse effect upon the Company. The Company has entered into a five-year employment agreement with Mr. Copland. The agreement includes non-competition and non-solicitation provisions for a 12-month period following termination of employment. The Company maintains key man life insurance on Mr. Copland in the amount of $1,000,000. The Company has assigned one-half of the proceeds of this policy to the estate of the insured. The Company's success also is dependent on its ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel. There can be no assurance that the Company will be able to hire or retain necessary personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to internally develop personnel with such expertise could adversely affect the prospects of the Company's success. See "Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in Item 9 of this Report and "Executive Compensation - Employment Agreements" contained in Item 10 of this Report

Reliance Upon Major Customer

Sales of the Company's product to one customer represented approximately 12% of the Company's revenue during the years ended June 30, 1996 and June 30, 1997, respectively. No other customer accounted for more than 10% of the Company's revenue during these periods.

Dependence on Third-Party Suppliers

The Company does not have supply agreements with any of these suppliers. Although the Company has not experienced any material difficulties in obtaining supplies in the past with the exception of timely delivery of new products, the Company believes that additional suppliers are readily identifiable, any reduction or interruption in supply from its vendors or suppliers could adversely affect the Company's ability to supply orders for certain of its products. See "Business - Raw Materials and Supplies" contained in Item 1 of this Report.

Risks Associated with International Sales; Currency Fluctuations

Expenses from foreign operations are not denominated in U.S. dollars. Expenses denominated in foreign currency accounted for approximately 26% of the Company's expenses for the year ended June 30, 1996, computed on a pro forma basis as if the foreign subsidiary was owned by the Company for the entire period, and 14% of the Company's expenses for the year ended June 30, 1997. The Company's operations abroad expose the Company to risks such as exposure to currency fluctuations, exchange rates, tariffs and other barriers, differing standards requirements, difficulties in staffing and managing international operations, differing regulatory requirements, potentially adverse tax consequences, and country-specific product requirements. In addition, the Company is exposed to gains and losses on international currency transactions. Currently, the Company does not engage in international currency hedging transactions. There can be no assurance that these factors will not have an adverse impact on the Company's future revenue or operating results. See "Business - Marketing" contained in
Item 1 of this Report.

Intellectual Property; Patents

The Company's success is dependent, in part, on its proprietary information, technology, know-how and the company's ability to deliver its products in a timely manner. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, and confidentiality agreements to establish and protect its proprietary rights. Despite these efforts, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information that the Company regards as a trade secret. See "Business -
Intellectual  Property Rights" and "Business - Legal  Proceedings"  contained in
Item 1 of this Report.

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

Need for Additional Financing; Absence of Financing

The Company completed its initial public offering in December 1995. In addition, the Company completed a private placement of preferred stock in June 1996. The Company's continued viability will be dependent upon its ability to generate cash from operations or to obtain additional financing sufficient to meet its obligations as they become due. Unless the Company can generate cash from operations sufficient to fund all of its operating needs, the Company will be required to obtain additional financing. It is currently anticipated that the Company will require additional working capital to continue to fund its operations. Management is actively exploring both debt and equity financing as well as holding discussions with potential merging partners in order to obtain such debt or equity financing. There is no assurance that management will be able to obtain such financing.

Subsequent to year ended June 30, 1997, the Company entered into a factoring agreement to finance operations by factoring its United states receivables.

Over the past year the company has incurred large legal costs due to the resolution efforts for its past preferred shareholder problem. The company also wrote down large inventories of its multimedia keyboard products due to introduction of competitive keyboard products introduced by Maxi Switch and its parent Silitek. These products, which were the basis for the company's successful legal battle with Maxi Switch, caused the company to sustain millions of dollars in lost revenues. The company does not feel that such expenses or product write downs are likely to occur during this current fiscal period.

Litigation

The Company is currently involved in various legal proceedings. To the extent that these law suits requires management time and other resources, results of operations may be negatively impacted. see "Business Legal proceedings" contained in Item 3 of this Report.

Conversion of Preferred Stock

In June, 1996, the Company issued 1,051 shares of series A Preferred Stock in a private placement resulting in proceeds to the Company of $10,510,000. The private placement was made to a group of institutional investors under Regulation S as promulgated by U.S. Securities and Exchange Commission. The Series A Preferred Stock was convertible into common stock at a conversion ratio based upon the average closing bid price of the Company's common stock for the ten trading days prior to conversion. Because of the steep decline in the price of the Company's common stock, the preferred stock became convertible into more shares than the amount of common stock of the Company authorized by the Articles of Incorporation. The Company has recently entered into agreements with the holders of 94% of the Series A Preferred Stock whereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share (the "Fixed Conversion"). In addition to the fixed Conversion Price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursuant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions (the "Warrant Shares'). The holders of the Series A Preferred Stock waived all other conversion rights which they may have pursuant to any agreement. The Company does not have an adequate number of common shares to convert all the new warrants, all the previously issued warrants outstanding and employee stock options. Further, it should be noted that the Company does not have adequate authorized shares to cover the conversion by holders of the 6% of series A Preferred Stock with whom the Company has not entered into an agreement. The Company intends to ask shareholders in the near future offer, pursuant to a proxy statement, to approve amendment of the articles of Incorporation of the Company to authorize additional common shares.

In order to allow the Company to have sufficient authorized shares of common stock to issue shares to preferred shareholders that converted their preferred shares pursuant to the settlement, James Copland returned his shares to the Company. In return, the Company has agreed to either repurchase the shares at the price of up to $1.00 per share if the Company is unable to obtain authority to issue additional shares or, in the alternative, to issue shares to Mr. Copland to replace said shares.

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

Possible Volatility of Stock Price

The Company's Common Stock and Warrants issued to the public in connection with the Company's initial public offering ("IPO Warrants") were traded on The NASDAQ Stock Market, Inc. ("NASDAQ") SmallCap Market since December 14, 1995. The trading price of the Company's Common Stock and IPO Warrants in the future could be subject to wide fluctuation in response to factors such as technological innovations, new product developments, general trends in the Company's industry, as well as quarterly variations in the Company's results of operations and market conditions in general. During certain periods, the stock markets have experienced extreme price and volume fluctuations which have particularly affected the market prices for many small companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock and IPO Warrants. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report.

Maintenance Criteria for NASDAQ Securities;

On October 22, 1997, the Company's shares of common stock, which were traded on the NASDAQ Smallcap market under the symbol "SCTI," were delisted by NASDAQ. This action was taken on account of the Company's failure to file its form 10-KSB in a timely manner. The failure of the Company to meet this filing requirement was the direct result of the untimely resignation of the Company's accounting firm, Toback CPAs, P.C. The Company immediately began a search for a new accounting firm, retaining Evers & Company,who has now acted as the Companys's independent accounting firm for the audit of the financial statements. The Company intends to appeal its delisting and ask NASDAQ to relist the common stock of the Company. The Company is unable to predict whether NASDAQ will act favorably on such request. It is expected that upon the filing of the company's 10-KSB, that it's stock will commence trading on the Electronic Board, which will enable ongoing trading of the company's shares.

Penny Stock Rules

Because the Company is no longer listed on the NASDAQ Smallcap market, the common stock of the Company falls within the definition of "penny stock" under the Securities Exchange Act of 1934. Accordingly, brokers engaging in transactions in the Company's common stock are required to provide a customer with risk disclosure documents, disclosure of market quotations, if any, disclosure of compensation of the broker/dealer and the salesperson of the transaction and monthly accounting statements showing the accounts. These rules may make the brokers less willing to engage in transactions in the Company's securities, therefore making it more difficult for purchasers to dispose of their securities.

Large Number of Shares Outstanding

Because of the recent issuance of shares of common stock to convert the Series A Preferred Stock, the company has 23,135,273 shares of common stock available for trading, thus could adversely affect the prevailing market price of the Company's common stock.

Rights to Acquire Shares

Because the Company has recently issued a large number of shares in conversion of the series A Preferred Stock, and these shares are not subject to restriction, there is a large amount of common stock of the Company available for sale. The Company is unable to predict the affect this large amount of common stock outstanding will have on the price of the common stock of the Company.

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

ITEM 2.   PROPERTIES

In October 1996, the Company purchased approximately 1.24 acres of land located at the Scottsdale Airpark in Scottsdale, Arizona. The Company completed construction of approximately 12,000 square feet of warehouse space and approximately 6,000 square feet of executive office space in April 1997. The Company has subsequently sold the facility on July 01, 1997 and effective July 1, 1997 leased the facility back from the buyer. The lease expires June 30, 2007.

The Company's European subsidiary is located in Gent Belgium, and Portsmouth in the U.K. The office in Belgium currently leases approximately 200 square feet of office space primarily as a Sales office for approximately $818 per month. The lease expires on January 31, 1998.

The office in the U.K. which is the primary Sales, Marketing, and Distribution Center for SC&T's European operations, currently leases approximately 11,000 square feet for approximately $9,435 per month. The lease expires May 12, 2003, with a three year break option.

The Company anticipates that its facilities will be sufficient to serve its needs for the next 12 months. To the extent additional warehousing space is required, the Company intends to lease off-site, short-term storage facilities.

ITEM 3.   LEGAL PROCEEDINGS

Pending or Threatened Litigation

a.  The Company v. Maxi Switch

         On May 13, 1997, a Pima County jury awarded SC&T $3,000,000.00 against Maxi Switch, Inc., Silitek Corporation, and Lite-On Peripherals, Inc. for the defendants' breach of contract and misappropriation of SC&T's trade secrets related to SC&T's Platinum Sound Multimedia Keyboard products. On June 30, 1997, a formal Judgment was signed by the Judge for $3,160,885.10, which amount included attorneys's fees and court costs. The defendants posted a $3,200,000.00 bond pending post trial motions, and the post trial motions were denied. On January 5, 1998, the Court ordered the defendants to add a further $500,000.00 to the bond for additional costs on appeal, and also ordered that the 5.15% interest being earned on the principal amount to be added to the bond. Thus, the total bonded amount is now $3,700,000.00, plus 5.15% accruing interest. Resolution of the appeal should take approximately one year.

b.  Home Arcade v. the Company

      In September of 1997, Home Arcade filed suit in San Jose, California, against the Company re a license dispute. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, counsel has not yet been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing.

c.  Lake Management v. the Company

     In June of 1997, Lake Management filed suit against the Company in Phoenix, Arizona, seeking specific performance requiring the Company to issue common stock to Lake pursuant to a preferred shareholder conversion agreement. The Company has resolved a similar problem with 94% of the entities in Lake's class. Lake has refused to negotiate a reasonable settlement and, therefore, the Company will continue to defend this litigation on the basis of Lake's market manipulation. It is anticipated that this litigation will be concluded within a year.

d.  Jack Of All Games v. the Company

     In June of 1997, Jack Of All Games Entertainment, Inc., sued the Company in Cincinnati, Ohio, for breach of contract regarding a purchase order for 5,000 steering wheel accessories. Jack Of All Games is seeking $179,272.80, plus interest and attorneys fees. Management intends to vigorously defend this case or settle it based on the provision of replacement product. The parties had previously agreed to a product exchange and the Company expects a product exchange to occur. This litigation should be concluded within two years.

e. Network Technical Services v. the Company

In August of 1995, Network Technical Services sued the Company for approximately $150,000 in a breach of contract action alleging the failure of SC&T to pay for certain cables delivered by Network. This litigation was settled subsequent to year end for $45,000 and the corresponding liability has been reflected in the accompanying financial statements.

f. Activision v. the Company

In September of 1997, Activision filed suit against the Company for breach of contract seeking $43,250. This dispute arose out of a nonexclusive distribution agreement between Activision and the Company. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, the Company's legal counsel has not yet been able to develop an opinion with regard to the timing of likely results of this litigation.

Unasserted Claims and Assessments

The Company has a wheel product which includes "force-feedback" technology as a new version to its racing wheel. The Company was recently contacted by Atari. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the force-feedback technology from another company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sales of the Company's force-feedback racing wheel would be impacted, or the Company might have to seek a license from Atari.

As disclosed in Note 11 to the financial statements, the Company was delisted from the NASDAQ Stock Market in October, 1997. In the event the Company's stock does not commence trading on the NASDAQ stock market again, the Company may be exposed to claims from its Preferred Shareholders.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


The Company's Common Stock and IPO Warrants were quoted on the NASDAQ SmallCap Market under the symbols "SCTI" and "SCTIW," respectively, from December 14, 1995 through October 22, 1997.

The following table sets forth the quarterly low bid and high ask prices of the Company's Common Stock for the calendar periods indicated on the NASDAQ SmallCap Market.

                                                                Common Stock
                                                                ------------

                                                                Bid       Ask
                                                                ---       ---

1995:
Fourth Quarter .......................................         6.00       7.75
1996:
First Quarter ........................................         6.50       8.75
Second Quarter .......................................         3.38       8.88
Third Quarter ........................................          .69       4.88
Fourth Quarter .......................................          .09        .97

1997:
First Quarter ........................................          .22        .56
Second Quarter .......................................          .19        .81
Third Quarter ........................................          .25       1.34
Fourth Quarter (as of October 22, 1997) ..............          .56        .91

On October 22, 1997, the Company's shares of common stock, which were traded on the NASDAQ Smallcap market under the symbol "SCTI" were delisted by NASDAQ and are now traded on the over the counter market. See Part I, Item 1 for further discussion. The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business.

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Evers & Company, Certified Public Accountants.

                                                      Year Ended June 30,
                                                  1997                   1996
                                                  ----                   ----

Operating Data:
Net sales                                       $7,346,471           $3,771,123
Net loss                                         6,097,193            2,688,145
Loss per share                                         .38                  .58
Average shares outstanding(1)                   16,164,835            4,625,086

                                                             June 30,
                                                               1997
                                                               ----

Balance Sheet Data:
Working capital                                            $ 3,375,166
Total assets                                                 6,157,616
Shareholders' equity                                         5,026,818



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

               SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the computer and video game industries under its PLATINUM SOUND and PER4MER registered trademarks. The Company's products include sub-woofer and speaker sound enhancement systems, PC volume controllers, and a line of PC and video arcade racing wheels for SEGA, Nintendo, Sony Playstation and IBM-PC's. The Company's multimedia keyboards line has been discontinued, in favor of a second generation product targeted at the corporate market. This second generation, features an enhanced Voice Recognition product, has been completed but at this time has not been introduced into the market.

         Since July 1993, the Company's monthly revenue has grown from approximately $8,000 to approximately $612,000 in June, 1997. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. The Company, in an effort to reduce its European operating costs, has consolidated its European distribution operations into one central facility located in the United Kingdom in May 1997. The Company formed SC&T Europe Ltd., located in Portsmouth England. The Belgium office remains open at this time, solely as a sales office for mainline Europe. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom operations.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenues, resulting in a net loss of approximately $6,097,193 for the year ended June 30, 1997. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, selling and promotion activities, writedown of obsolete inventory, and legal expenses, which increased significantly for the period ended June 30, 1997 due to the resolution of the preferred shareholder issue. See "Conversion of Preferred Stock" contained in Item 1 of this report. The Company expects certain of these costs to decrease in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Results of Operations of the Company for the Years Ended June 30, 1997 and 1996

Net Sales

Net sales for the year ended June 30, 1997 were approximately $7,346,000 or approximately $3,575,000 greater than net sales for the year ended June 30, 1996. In addition, the Company had a backlog of orders totaling approximately $422,000 at June 30, 1997 and $637,800 at November 30, 1997. The increase in net sales for the years ended June 30 1996 and 1997 resulted from a variety of factors including growing acceptance of the Company's products in the marketplace, sales by SC&T Europe and expansion of the Company's product lines. Net sales for the year ended June 30, 1997 were negatively impacted by a delay in the manufacture and release of new products the Company is bringing to the market. The products expected for delivery in spring of 1997 were delayed and delivery is anticipated in the second quarter of fiscal 1998.


Gross Profit

The Company's gross profit percentage for the years ended ended June 30, 1996 and 1997 reflects the Company's decision to greatly reduce the price of certain of its first generation products remaining in inventory in anticipation of the introduction of second generation products. The gross profit percentage for the year ended June 30, 1997 was also affected by the writedown of certain inventory of approximately $1,395,000. The writedown for inventory obsolescence was adjusted to reflect concern about increased inventory and possible price adjustments to improve market acceptance of the Company's products. The Company's gross profit percentage for the year ended June 30, 1997, prior to the writedown, was 26%. The gross profit percentage for the year ended June 30, 1996 was affected by the writedown of certain inventory of approximately $670,000. The Company's gross profit percentage for the year ended June 30, 1996, prior to this writedown was 31%. The Company anticipates that new products will initially sell at higher profit margins. However, there can be no assurance, nor does the Company expect that such margins will be maintained over the life of the product.

Payroll and Payroll Taxes

The Company's payroll and payroll tax expense increased from approximately $732,000 in the year ended June 30, 1996 to approximately $1,302,000 in the year ended June 30, 1997, or approximately 78%. A significant portion of the increase was due to the additions of the Company CEO and Vice president of Operations as of December 1996 and a CFO as of March 1997, all of which have been eliminated. See Summary Compensation Table in Item 10. Although the total dollar amount increased, payroll and payroll tax expense decreased as a percentage of sales, from 19% for the year ended June 30, 1996 to 18% for the year ended June 30, 1997. The company's payroll and payroll tax expense increased from approximately $558,000 in the year ended June 30, 1995 to approximately $732,000 in the year ended June 30, 1996. This represented an increase in sales and operations personnel. The Company is required to employ a base staff of qualified personnel to maintain its operations.


Selling and Promotion

The Company's selling and promotion expenses increased from approximately $854,000 in the year ended June 30, 1996 to approximately $2,074,000 in the year ended June 30, 1997, or approximately 143%. This represents an increase in selling and promotion expenses as a percentage of sales, from 23% for the year ended June 30, 1996 to 28% for the year ended June 30, 1997. A portion of these expenses were utilized to continue promoting new products and creating new packaging for new products in addition to exhibiting the Company's products at several trade shows, in an effort to expand their brand name awareness and market penetration. Approximately $833,000 of the increase was associated with the Company's sponsorship of a Formula Atlantic Racing Team in the 1997 Kool Toyota Racing series versus other forms of tradtional industry advertising. Management has determined to expense the entire cost of the sponsorship as incurred. The Company's selling and promotion expenses increased from approximately $413,000 in the year ended June

30, 1995 to approximately $854,000 in the year ended June 30, 1996. This increase was due to continuing to promote new products and creating new packaging for the Company's PLATINUM SOUND line.

Office and Administration

The Company's office and administrative expenses increased from approximately $496,000 in the year ended June 30, 1996 to approximately $1,299,000 in the year ended June 30, 1997, or approximately 162%. As a percentage of net sales, office and administrative expenses were 13% for the years ended June 30, 1996 and 18% for the year ended June 30, 1997. A significant portion of the increase in office and administrative expenses is a result of legal expenses relating to the resolution of the preferred shareholder issue, and th Maxi Switch legal case. See "Conversion of Preferred Stock" contained in Item 1 of this report. The Company's office and administrative expenses increased from approximately $465,000 in the year ended June 30, 1995 to approximately $496,000 in the year ended June 30, 1996.

Research and Development

Expenditures for research and development increased from approximately $327,000 in the year ended June 30, 1996 to approximately $860,000 in the year ended June 30, 1997 or approximately 163%. During the year ended June 30, 1996, development costs were amortized over a 12 month period commencing with the first sale of the product. However, for the year ended June 30, 1997, management decided to expense the entire cost of research and development expenditures as incurred. This amounted to $860,000 for the year ended June 30, 1997. The Company's expenditures for research and development increased from approximately $90,000 in the year ended June 30, 1995 to approximately $ 215,000 in the year ended June 30, 1996. The Company's expenditures for research and development vary from period to period depending upon the number of new products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

Consulting Fees

Expenditures for consulting fees decreased from approximately $283,000 for the year ended June 30, 1996 to approximately $261,000 for the year ended June 30, 1997, or approximately 8%. The Company's expenditures for consulting fees increased from approximately $39,000 for the year ended June 30, 1995 to approximately $238,000 for the year ended June 30, 1996. Approximately $165,000 of this increase represents consulting services provided by a former sales representative.

Net Loss

As a result of the factors described above, the Company's loss from operations increased from approximately $2,277,000 in the year ended June 30, 1996 to approximately $6,158,000 in the year ended June 30, 1997. The Company's net loss increased from approximately $2,688,000 in the year ended June 30, 1996 to approximately $6,097,000 in the year ended June 30, 1997. The loss of $6,097,000 includes an aggregate of approximately $3,700,000 which consists principally of:
(I) $833,000 of non-recurring Racing expenses which the Company has no significant Racing commitments for fiscal year 1998, (ii) approximately $1,395,000 of non-recurring inventory adjustments to reflect concern about increased inventory and possible price adjustments to improve market adjustments to improve market acceptance of the Company's products, (iii) approximately $628,000 of non-recurring legal expenses and (iv) approximately $860,000 of non-recurring R&D expenses relating to the Company's decision to expense the entire cost of research and development expenditures as incurred.

Net Loss Per Share

Net loss per share decreased from $0.58 for the year ended June 30, 1996 to $0.38 for the year ended June 30, 1997. The decrease in the net loss for the year ended June 30, 1997 was affected by the increase in the weighted average common shares outstanding from approximately 4.9 million to 16.1 million. The increase in weighted average common shares was due to additional shares of common shares issued in connection with the Company's private placements and conversion of Series A Preferred Stock.

Liquidity and Capital Resources

As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital decreased from $10,684,000 for the year ended June 30, 1996 to $3,375,000 for the year ended June 30, 1997. This decrease is due to the Company's net loss at June 30, 1997. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

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

Subsequent to year-ended June 30, 1997, the Company entered into a factoring agreement to finance operations by factoring its North American receivables.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                     Age        Position
----                     ---        --------

James L. Copland          47        President, Treasurer, Chairman of the Board,
                                    and Chief Executive Officer
Catherine Copland         48        Secretary, Director
Harry G. Wilson           46        Director
Steve Deckrow             51        Director
Chris F. Richards (1)     38        Vice President of Sales and Director



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

Catherine Copland has served as a director of the Company since December 1994, as Assistant Secretary since April 1995, and as Manager of Customer Service since January 1995 and as secretary since January 1997. Prior to this, Mrs. Copland has held various part-time administrative positions with Sun Life Insurance Company of Canada, Munich reinsurance Company of Canada, and Pantek
(US) Corp. Mrs. Copland is the wife of James L. Copland.

Harry G. Wilson has served as a director of the Company since December 1994. Since 1984, Reverend Wilson has served as President and was the founder of Extended Hands, Inc., a non-profit organization of 250 volunteers performing missionary activities and supplying medical services to widows and orphans in Guatemala and Haiti.

Steve Deckrow has been a director of the Company since September 1997. From 1989 until 1992, Mr. Deckrow served as President for the publicly and privately held LAN VAR Systems Integration Company. From 1992 until 1994, Mr. Deckrow served as Vice President of Sales and Marketing for Next Link LLC., a telecommunications company that provides client/server computing and systems integration services. Mr. Deckrow is presently an independent consultant, assisting companies in the launch of Internet services designed to link buyers with sellers in local markets through an on-line business/residential listings and integrated mapping directory services.

(1)Chris F. Richards has served as Vice president of Sales and Marketing since July 1997. From April 1994 until June 1997, Mr. Richards served as Vice President of Sales and Marketing and acting General manager of Elecom Computing Products, a manufacturer of computer and audio peripherals and accessories. From 1989 until April of 1994, Mr. Richards served as both a Regional and National Sales manager for Panasonic Communication and Systems Corporation.

(1) Mr. Richards became a board member effective September 1997


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

ITEM 10.        EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table sets forth all compensation earned by the Company's Chief Executive Officer (the ("Named Officer") for services rendered to the Company during the two preceding fiscal years. No other executive officer of the Company earned more than $90,000 in the prior fiscal years.

                                            Fiscal                   Annual
Name and Principal Position                  Year                 Compensation
---------------------------                  ----                 ------------

James L. Copland                             1997                   $250,000(3)
President, Treasurer,                        1996                   $104,000
Chairman of the Board, and
Chief Executive Officer

Thomas Bednarik
Former Chief Executive Officer,
and Director (1)                             1997                   $150,000

William A. Pendley
Chief Financial Officer(2)                   1997                   $100,000

William Cunningham
Vice President of Operations(2)              1997                   $100,000

(1) Thomas Bednarik resigned as director and Chief Executive Officer effective July 18, 1997.
(2)  No longer employed by the Company subsequent to June 30, 1997.
(3) This amount includes base salary of $150,000, vacation accrual of $60,000 for 4 years, and loan forgiveness of $40,000.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of November 20, 1997 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                        Number of Shares
      Name and Address                Beneficially Owned(1)  Percent of Total(1)
      ----------------                ---------------------  -------------------

James L. and Catherine Copland(2)           1,993,702(4)             8.68%

Harry Wilson(2)                                 ---                    *

Steve Deckrow(2)                                ---                    *

Cameron Capital Ltd.(3)                     1,400,000                6.10%

All directors and officers as a group
(four persons)(2)                           2,013,702                8.77%


*Less than 1% of the outstanding Common Stock

(1) The number of shares and percentages shown include the shares of Common Stock which each named shareholder has the right to acquire within 60 days of November 20, 1997. In calculating percentage ownership, all shares of Common Stock which the named shareholder has the right to acquire upon exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholder. Percentages may be rounded.

(2) Each of such persons may be reached through the Company at 15695 N. 83rd way Scottsdale, Arizona 85260.

(3) May be reached c/o Mr. Alan Dunkle, 10 Cavendish Road, Hamilton, Bermuda HM 19.

(4)      Includes common stock owned and stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 1995, James L. Copland and Catherine Copland were granted 250,000 options and 50,000 options, respectively, under the Company's Stock Option Plan.

The Company had entered into a related party receivable from its President, who is also a shareholder. The note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. This note was forgiven by the Board of Directors effective July 1, 1997.

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

                                     PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit
Number                          Exhibit
------                          -------


1.3(1)            Form of Underwriter's Warrants
1.4(1)            Form of Warrant Agreement
3.1(1)            Restated Articles of Incorporation
3.2(1)            Bylaws
4.1(2)            Form of Certificate evidencing shares of Common Stock
4.2(2)            Form of Certificate evidencing Stock Purchase Warrant
4.3(2)            Certificate of Designation of Series A Preferred Stock
4.4(2)            Form of Certificate evidencing Series A Preferred Stock
10.3              Form of Employment Agreement between the Company and James L.
                  Copland dated July 1, 1997
21.0(2)           Subsidiaries of the Registrant
27.0              Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-96812 LA).

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.


    (b)    Reports on Form 8-K;


           On October 9, 1997, the Registrant filed with the Securities and Exchange Commission a Report on Form 8-K dated September 17, 1997, which reported the resignation of the Company's certified public accountants, Toback CPAs, P.C. and the resignation of the Company's Chief Executive Officer, Thomas Bednarik.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SC&T INTERNATIONAL, INC.

Date:    December 31, 1997              /s/ James J. Copland
                                        --------------------
                                        James L. Copland, Chairman of the Board,
                                        President, Treasurer, Chief Executive
                                        Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Title                                               Date
---------                                -----                                               ----
/s/ James L. Copland              President, Treasurer, Chief Executive              December 31, 1997
--------------------              Officer, and Director
James L. Copland

/s/ Catherine Copland             Assistant Secretary and Director                   December 31, 1997
---------------------
Catherine Copland

/s/ Harry G. Wilson               Director                                           December 31, 1997
-------------------
Harry G. Wilson

/s/ Steve Decrow                  Director                                           December 31, 1997
----------------
Steve Decrow

/s/Christopher Richards           Director                                           December 31, 1997
-----------------------
Christopher Richards

                            SC&T INTERNATIONAL, INC.
                            ------------------------

                                 AND SUBSIDIARY
                                 --------------
                                                                           Page
Part I Financial Information

Item 1 Financial Information

Independent Auditor's Report                                               F - 1

Consolidated Balance Sheet as of
              June 30, 1997                                                F - 2

Consolidated Statements of Operations for the Years
              Ended June 30, 1997 and June 30, 1996                        F - 4

Consolidated Statements of Shareholders' Equity for the
              Years Ended June 30, 1997 and June 30, 1996                  F - 5

Consolidated Statements of Cash Flows for the Years
              Ended June 30, 1997 and June 30, 1996                        F - 6

Notes to Consolidated Financial Statements                                 F - 7

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
SC&T International, Inc.

We have audited the accompanying consolidated balance sheet of SC&T International, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of both SC&T Europe, NV, (Belgium) and SC&T Europe, LTD., (United Kingdom), wholly-owned subsidiaries, which statements reflect total assets of $2,394,685 and total revenues of $3,795,260 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for SC&T Europe, NV and SC&T Europe, LTD., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SC&T International, Inc. and subsidiaries as of June 30, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       EVERS & COMPANY, LTD

December 31, 1997
Phoenix, Arizona

                         [TOBACK CPA's P.C. LETTERHEAD]

The Board of Directors and Shareholders
SC&T International, Inc.
Scottsdale, Arizona

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

         We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of SC & T International, Inc. and Subsidiary for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SC & T International, Inc. and Subsidiary for the year ended June 30, 1996 in conformity with generally accepted accounting principles.


TOBACK CPAs, P.C.                                 /s/ TOBACK CPAs, P.C.
Phoenix, Arizona
August 25, 1996
                                      F-1a

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997

                                     ASSETS


Current Assets:
             Cash, including cash equivalents                  $   1,058,638

             Receivables                                             843,109

             Inventory                                             2,465,523

             Other current assets                                    114,178
                                                               --------------

                          Total current assets                     4,481,448

Property and equipment                                             1,637,172

Other assets                                                          38,996
                                                               --------------

                                                               $   6,157,616
                                                               ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Capital lease obligation, current portion                    $        6,530

    Accounts payable                                                    896,459

    Accrued expenses                                                    203,293
                                                                 ---------------

                 Total current liabilities                            1,106,282

Capital lease obligation, net of current portion                         24,516
                                                                 ---------------


Shareholders' equity:

    Series A preferred stock, $0.01 par, authorized 5,000,000                 7
         shares, issued and outstanding 718

    Common stock, $0.01 par; authorized 25,000,000 shares;              231,353
          23,135,273 issued

    Additional paid-in capital                                       14,959,622

    Treasury stock - at cost, 200,000 shares                            (29,415)

    Currency translation                                                (74,251)

    Accumulated deficit                                             (10,060,498)
                                                                 ---------------

    Total shareholders' equity                                        5,026,818
                                                                 ---------------

                                                                 $    6,157,616
                                                                 ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 1997 and 1996

                                                        1997            1996
                                                        ----            ----

Net Sales                                            $7,346,471      $3,771,123

Cost of goods sold:
        Cost of goods sold                            5,497,851       2,619,048
        Inventory adjustment to carrying value        1,395,975         669,579
                                                   -------------    ------------

                                                      6,893,826       3,288,627
                                                   -------------    ------------

Gross profit                                            452,645         482,496

Selling, general and administrative expenses:
        Payroll and payroll taxes                     1,302,239         731,832
        Selling and promotion                         2,074,097         854,046
        Office and administrative                     1,298,976         495,889
        Research and development                        859,971         327,011
        Consulting fees                                 260,685         282,706
        Other                                           814,362          67,957
                                                   -------------    ------------

                                                      6,610,330       2,759,441
                                                   -------------    ------------

Loss from operations                                 (6,157,685)     (2,276,945)

Other income (expense):
        Interest income                                 273,623          36,484
        Interest expense                               (213,131)       (147,539)
                                                   -------------    ------------

Loss before income tax & financing costs             (6,097,193)     (2,388,000)

Interest associated with short-term                       --            (56,011)
bridge financing

Write-off of loan acquisition costs resulting from        --           (244,134)
repayment of debt

Income tax expense                                        --              --
                                                   -------------    ------------

Net loss                                            $(6,097,193)    $(2,688,145)
                                                   =============    ============

Net loss per common share                           $     (0.38)     $    (0.58)
                                                   =============    ============

Weighted average common shares outstanding           16,164,835       4,625,086
                                                   =============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statement of Shareholders Equity
                   For the Years Ended June 30, 1997 and 1996

                                      Common Stock      Preferred Stock   Additional   Treasury Stock
                                   -------------------  ----------------   Paid-in    ----------------     Currency     Accumulated
                                    Shares      Amount  Shares    Amount   Capital    Shares    Amount    Translation     Deficit
                                    ------      ------  ------    ------  ----------  ------    ------    -----------   -----------
Balance at July 1, 1995           4,059,178  $ 40,592      10       --   $ 1,682,589      --         --          --    ($ 1,275,160)

Stock Issuance
  Issuance of additional stock    1,003,322    10,033     (10)      --     3,759,870      --         --          --            --

  Issuance of preferred stock          --        --     1,051         11   9,620,955      --         --          --            --

  Exercise of options                22,915       229    --         --        34,143      --         --          --            --

Forfeiture of common stock             --        --      --         --          --    (200,000)   (29,415)       --            --

Currency translation                   --        --      --         --          --        --         --       (23,271)         --

Net Loss                               --        --      --         --          --        --         --          --      (2,688,145)
                                 ----------  --------  ------    ------- -----------  --------  ---------  ----------  ------------
Balance at June 30, 1996          5,085,415  $ 50,854   1,051    $    11 $15,097,557  (200,000) ($ 29,415) ($  23,271) ($ 3,963,305)

Stock Issuance
  Issuance of additional stock       18,332       183    --         --        27,315      --         --          --            --

  Conversion of preferred stock  18,031,516   180,316    (333)        (4)   (165,250)     --         --          --            --

Currency translation                   --        --      --         --          --        --         --       (50,980)         --
Net Loss                               --        --      --         --          --        --         --          --      (6,097,193)
                                 ----------  --------  ------    ------- -----------  --------  ---------  ----------  ------------
Balance at June 30, 1997         23,135,273  $231,353     718    $     7 $14,959,622  (200,000) ($ 29,415) ($  74,251) ($10,060,498)
                                 ==========  ========  ======    ======= ===========  ========  =========  ==========  ============

        The accompanying notes are an integral part of these consolidated financial statements.

SC & T INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1997 and 1996

                                                                               1997                    1996
                                                                               ----                    ----
Cash flows from operating activities:
Net loss                                                                  $ (6,097,193)           $ (2,688,145)
Adjustments to reconcile net loss to net cash used in operating activities:
       Loss on disposition of property & equipment                             138,944                       0
       Depreciation and amortization                                           142,149                 192,269
       Loan amortization                                                             0                 244,134
       (Increase) decrease in accounts receivable                             (102,655)                270,483
       Increase in inventories                                              (1,033,442)               (128,209)
       Increase in other current assets                                        (39,235)                (55,264)
       (Increase) decrease in other assets                                     207,788                (192,983)
       Increase (decrease) in accounts payable                                (169,854)                352,423
       Increase (decrease) in accrued expenses                                 (50,205)                 39,088
                                                                     ------------------      ------------------
                    Net cash used in operating activities                   (7,003,703)             (1,966,204)
                                                                     ------------------      ------------------

Cash flows from investing activities:
       Purchase of property and equipment                                   (1,656,749)               (105,347)
       Loans to related parties                                                      0                 (16,673)
                                                                     ------------------      ------------------
                    Net cash used in investing  activies                    (1,656,749)               (122,020)
                                                                     ------------------      ------------------

Cash flows from financing activities:
       Currency translation                                                    (50,980)                (23,271)
       Net repayments under line of credit agreement                           (78,528)               (129,788)
       Principal payments on debentures                                              0                (875,000)
       Principal payments on long-term debt                                     (6,822)                (19,172)
       Net repayments on related party loans                                         0              (1,000,000)
       Payment of capital lease obligations                                       (785)                      0
       Proceeds from stock issuance                                             15,062              13,337,491
       Proceeds from sale of debentures                                              0                 782,651
       Advances from (repayments to) factor                                   (121,368)               (311,883)
                                                                     ------------------      ------------------
                    Net cash provided by financing activities                 (243,421)             11,761,028
                                                                     ------------------      ------------------
Net increase (decrease) in cash                                             (8,903,873)              9,672,804
Cash, beginning of period                                                    9,962,511                 289,707
                                                                     ------------------      ------------------
Cash, end of period                                                        $ 1,058,638             $ 9,962,511
                                                                     ==================      ==================



Supplement disclosure of cash flow information
----------------------------------------------
Cash paid for interest                                                     $   213,131             $   203,550
                                                                     ==================      ==================
Supplementary schedule of non cash investing and financing
----------------------------------------------------------
The company  issued 18,332 shares of common stock in partial  satisfaction  of a liability for $27,498
The company leased equipment with a cost of $ 31,831

        The accompanying notes are an integral part of these consolidated financial statements.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996


1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     The following is a summary of the significant accounting policies followed by SC&T International, Inc. The policies conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     a.  Consolidation
         -------------

         The consolidated financial statements include the accounts of SC&T International, Inc. and its wholly-owned subsidiaries, SC&T America, Inc., SC&T Racing Enterprises, LTD., SC&T Europe, NV, a Belgium corporation and SC&T Europe, LTD., an English company (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     b.  Operations
         ----------

         The  Company  sells,   markets  and  distributes   consumer  electronic
              products and personal computer accessory products, from facilities located in Arizona, Belgium and the United Kingdom.

     c.  Reclassifications
         -----------------

         Certain prior period amounts have been reclassified to conform to the current period presentation.

     d.  Cash Equivalents
         ----------------

         Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

     e.  Inventories
         -----------

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     f.  Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Depreciation is provided, on the straight-line method, over the estimated useful lives of the assets, which range from 3 to 30 years.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



1.   Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     g.  Revenue Recognition
         -------------------

         Salesare  recorded  when the  product is  shipped.  The  Company  sells product through internal sales personnel, as well as independent sales representatives. An allowance is recorded to reflect estimated returns of products from customers.

     h.  Research and Development
         ------------------------

         Research and  development  costs for new products  are  expensed  until feasibility of the product is established. Costs incurred subsequent to feasibility are stated at cost and being amortized over the twelve month period immediately subsequent to the product's introduction, using the straight line method.

     i.  Advertising
         -----------

         Advertising costs, which include the costs of sponsoring racing events, are expensed as incurred. Advertising costs for the years ended June 30, 1997 and 1996 were approximately $883,000 and $262,000 respectively.

     j.  Income Taxes
         ------------

         Income taxes are accounted  for under the asset and  liability  method.
              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     k.  Foreign Currency Translation
         ----------------------------

         Assets and  liabilities  in  foreign  currencies  are  translated  into dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange difference resulting from these transactions is separately stated in the equity section of the balance sheet.

     l.  Loss Per Common Share
         ---------------------

         Loss per common share is based on the weighted average number of common shares outstanding during the respective years.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



2.   Contingency
     -----------

     The Company has reported net losses of approximately $6,000,000 for the year ended June 30, 1997 and had an accumulated deficit of over $10,000,000 at that time. Management attributes these losses primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, allowances for inventory obsolescence related to the limited marketability of older generation products and costs associated with financing activities prior to the Company's initial public offering. To date, operating revenues have not been sufficient to cover these costs.

     Unless the Company can generate cash from operations sufficient to fund all of its operating needs, the Company will be required to obtain additional financing to continue operations. Management intends to actively explore both debt and equity financing, as well as holding discussions with potential merging partners in order to obtain such financing. Subsequent to year end, the Company entered into a factoring agreement to finance operations by factoring its North American Receivables.

     These financial statements do not contain any adjustments to the carrying value of assets and liabilities, related to recoverability, should the Company be unable to continue as a going concern.

3.   Cash Concentrations and Restrictions
     ------------------------------------

     At June 30, 1997, the Company maintained cash accounts in financial institutions that exceeded federally insured limits by approximately $673,000. Additionally, a $525,000 certificate of deposit was use to collateralize a line of credit. (Note 7)

4.   Receivables
     -----------

     Receivables consist of the following at June 30, 1997:

         Trade accounts receivable                               $   1,166,282
         Related party note                                             38,215
         Other                                                          35,217
         Allowance for returns and allowances                      (   228,870)
         Allowance for doubtful accounts                           (   167,735)
                                                                 -------------
                                                                 $     843,109
                                                                 =============

5.   Inventory
     ---------

     Inventory consists of the following at June 30, 1997:

         Finished goods                                          $   3,397,305
         Advances on purchases of inventory                            179,563
         Allowance for obsolescence                                 (1,111,345)
                                                                 -------------
                                                                 $   2,465,523
                                                                 =============

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



5.   Inventory, continued
     --------------------

     Advances on  purchases  of  inventory  are for  inventory  currently  being manufactured or anticipated to be manufactured in the near future. The Company relies on a limited number of suppliers and contract manufacturers for the production of its products. As such, the Company has experienced delays in the anticipated delivery schedules for its new products. The allowance for obsolescence and the inventory adjustment to carrying value consist of reductions in the market value of the Company's existing product line in anticipation of a new generation of products to be released. Management is currently in discussions with its manufacturers to determine better methods to avoid future delays in the delivery of its products.

6.   Property and Equipment
     ----------------------

     Property and equipment consist of the following at June 30, 1997.


         Office furniture and equipment                             $   427,808
         Land                                                           362,760
         Building                                                       893,279
         Tools & dies                                                   109,850
         Warehouse equipment                                             13,167
                                                                    -----------
                                                                      1,806,864
         Less accumulated depreciation                                 (169,692)
                                                                    -----------
                                                                    $ 1,637,172
                                                                    ===========

7.   Bank Line of Credit
     -------------------

     On October 1, 1996, the Company obtained a $500,000 line of credit agreement with a bank which was to be used for financing letters of credit with an issuance date no later than September 30, 1997 and maturity not to extend more than 180 days beyond the expiration date. The line was collateralized by a $525,000 certificate of deposit and accrued interest at the bank's reference rate. The agreement also contained various liquidity and net worth ratios, with which the Company was not in compliance at June 30, 1997. On September 23, 1997, the Company and the bank agreed to terminate the agreement and the restrictions on the cash were released.

8.   Lease Commitments
     -----------------

     The Company leases office equipment under various capital and operating leases which require monthly payments which range from $72 to $909, that expire from October, 1997 through April, 2001. The Company also leases its corporate apartment under an operating lease. Under the lease, the monthly rent is approximately $750, and the Company is responsible for certain expenses.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



8.   Lease Commitments, continued
     ----------------------------

     The Company  leased its office  location in Belgium  through April 30, 1996 from a former director, who was a shareholder and owned 50% of the building where the office was located. The monthly rental was approximately $3,700. The Company exercised its cancellation rights described in the lease and relocated to a temporary facility, effective May 1, 1996. As of September 1, 1996, the Belgian office relocated to Gent, Belgium. The new operating lease provides for a monthly rental rate of approximately $800 per month, with a 60 day cancellation clause effective after December 31, 1996. The Company began to lease its U.K. facility in May, 1997 for $9,435 per month through May, 2003, with an option to break the lease after a three-year period.

     On July 1, 1997, the Company completed a sales-leaseback transaction involving the land and building on which the Company's headquarters are located. The sales price of the property was $1,500,000. The leaseback is for a ten-year period and grants the Company the right of first refusal to purchase the building. The terms of the lease also require the Company to pay all operating expenses associated with the building.

     Future   minimum   lease   obligations,   including   the   sales-leaseback
     transaction, are as follows:

       Year ending June 30,                                 Capital   Operating
       --------------------                                 -------   ---------

            1998                                            $11,196   $  287,794
            1999                                             10,905      277,383
            2000                                             10,905      265,880
            2001                                              9,088      171,670
            2002                                                -        171,670
            Thereafter                                          -        923,739
                                                             ------   ----------

                                                             42,094   $2,098,136
                                                                      ==========

       Less amounts representing  interest at 18%            11,048
                                                             ------

       Present value of capital lease obligations            31,046

       Current portion                                        6,530
                                                             ------

       Capital lease obligations, net of current portion    $24,516
                                                             ======

     Rent expense  for the years ended June 30, 1997 and 1996, was approximately
         $128,000 and $119,000, respectively.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



9.   Preferred Stock:
     ---------------

     In June 1996, the Company issued 1,051 shares of Series A preferred stock, $.01 par value per share, for $10,000 per share with an accretion rate of 8% per year up to the date of conversion. The Company received net proceeds of approximately $9,621,000 for the 1,051 shares. The shares were able to be converted to common stock at a conversion price which was the lesser of $7.75 per share or 85% of the average closing bid price of the Company's common stock for the ten trading days preceding the conversion date. One-third of the Series A preferred stock was convertible on or after August 20, 1996, September 19, 1996 and October 19, 1996. All conversions are subject to the Company's right of redemption, under a formula specified in the preferred stock agreement.

     The Series A preferred stock will bear no dividends and have no voting rights except as otherwise required by Arizona statute.

     Upon dissolution of the Company, the holders of Series A preferred stock are entitled to distributions in the sum of the original Series A issue price for each outstanding share, plus 8% of the original Series A issue price per year since purchase. At any time commencing twelve months and one day after the last closing date, the Company shall have the right to redeem any or all of the Series A preferred stock subject to certain conditions set forth in the Certificate of Designation.

     During the year ended June 30, 1997, 333 shares of preferred stock were converted into 18,031,516 shares of common stock. Subsequent to year end, the Company reached an agreement regarding the conversion with shareholders of 680 shares of preferred stock. (See note 21)

10.  Common Stock:
     ------------

     During the quarter ended December 31, 1995, the Company completed a public offering of common stock. The Company received net proceeds of approximately $3,615,000 and issued a total of 900,000 shares of common stock.

     The Company also issued 450,000  redeemable common stock purchase warrants.
         Each warrant represented the right to purchase one-half share of common stock at a price of $7.00 per share, subject to adjustment under certain circumstances. The warrants expire three years from December, 1995. Each warrant is immediately exercisable. The warrants are redeemable by the Company for $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $8.00 per share for a period of 20 consecutive trading days. The Company received cash of approximately $45,000.

     In  January,  1996,  the Company  issued an  additional  67,500  redeemable
         common  stock  purchase   warrants.   The  Company   received  cash  of
         approximately $6,750.

     In October, 1995, the Company increased its authorized share capital to 25,000,000 shares of common stock and authorized 5,000,000 shares of preferred stock.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



10.  Common Stock, continued
     -----------------------

     During the quarter ended September 30, 1995, the Company completed a private placement for short-term bridge financing of 8% subordinated debentures, due at the earlier of September 30, 1996 or upon completion of the offering. The Company issued 87,500 shares of common stock at $1.00 per share to obtain the short-term bridge financing.

     In September, 1995, the President was issued 15,822 shares of common stock at a value of $1.00 per share for past services provided to the Company.

     During the year ended June 30, 1997, 333 shares of preferred stock were converted into 18,031,516 shares of common stock. The Company also issued 18,332 shares of common stock for $27,315 and reduced a liability for a corresponding amount in conjunction with a consulting agreement from the prior year.

     Subsequent to year end, the Company reached an agreement regarding the conversion with shareholders of 680 shares of preferred stock. (See note 21)


11.  Delisting from NASDAQ Small Cap Market
     --------------------------------------

     During the  year  ended  June 30,  1997,  the  NASDAQ  Stock  Market,  Inc.
         conducted reviews of the Company's public filings and responses to previous comment letters and determined that sufficient public interest concerns existed to warrant delisting of the Company's stock from the NASDAQ stock market. Part of NASDAQ's concerns related to the issuance of convertible preferred stock which granted those stockholders the ability to convert their shares to common stock in an amount greater than the Company's authorized capital. The Company responded to those inquiries and was granted an extension until October 20, 1997 to reach agreements with the preferred shareholders to eliminate the overhang in the market.

     The Company reached agreements with approximately 94% of the preferred shareholders prior to October 20, 1997. However, management believes that due to the resignation of the Company's auditors and their notification to the SEC dated September 17, 1997, the Company failed to file its 10-K with the Securities and Exchange Commission in a timely manner. On October 21, 1997, NASDAQ notified the Company that it had determined to delist the Company's securities from the NASDAQ Small Cap Market effective with the close of business on October 21, 1997 due to the Company's inability to comply with its filing requirements.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



12.  Income Taxes
     ------------

     The components of the net deferred tax assets at June 30, 1997, assuming a 40% effective tax rate, are as follows:

         Deferred tax assets
              Allowance for doubtful accounts and sales returns      $  160,000
              Allowance  for inventory obsolescence                     450,000
              Net operating loss carryforward                         3,150,000
              Other                                                      20,000
         Less valuation allowance                                    (3,780,000)
                                                                     ----------
                                                                     $        -
                                                                     ==========

     At June 30, 1997, the Company has net operating loss carryforwards of approximately $8,000,000, which are available to offset future taxable income for federal and state income tax purposes. These loss carryforwards will begin to expire from 2010 to 2012 for federal purposes and from 2000 to 2002 for state purposes.

     Due to various changes in ownership, the Company's initial public offering and the private offering of Series A Preferred Stock during the years ended June 30, 1995, 1996 and 1997, the availability of these net operating losses will be restricted as provided under Internal Revenue Code Section 382 and related regulations.

     At June 30, 1997, the Company had recorded a valuation allowance of $3,780,000 for deferred tax assets because the benefit of those temporary differences may not be realized. This represents and increase of $2,530,000 over the prior year.

13.  Related Party Transactions:
     ---------------------------

     The Company has a receivable from its President and principal shareholder, which bears interest at 8.25% and provides for principal payments of $500 per month, with a balloon payment of $33,814 plus interest due at the end of the term. Principal payments during fiscal 1997 were $3,000. The balance due at June 30, 1997 was $38,215. Subsequent to year end, the Board of Directors forgave all amounts due from the President.

     On July 1, 1997, the Company entered into a new five-year employment agreement with its Chief Executive Officer. The agreement provides for a base salary, certain benefits plus an incentive bonus to be determined at the sole discretion of the board of Directors. As part of the agreement, the officer and his wife are to receive a cash payment for accumulated accrued vacation and forgiveness of all amounts owed by them to the Company. The vacation and indebtedness were approximately $60,000 and $40,000, respectively, at June 30, 1997. The agreement also contains termination provisions and a one-year non-competition clause.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



13.  Related Party Transactions, continued
     -------------------------------------

     In June, 1996, the Company entered into a separation and settlement agreement with the former General Director of the Belgian subsidiary, whereby the former General Director resigned as an officer, director, and employee of the Company. Under the terms of the agreement, the former General Director received $29,415. In addition, the former General Director forfeited 200,000 shares of common stock of the Company owned by him on the date of the agreement.

     In December, 1995, the Company used approximately $1,875,000 of the proceeds from its initial public offering to repay two short-term bridge financing arrangements with shareholders and all accrued interest associated with the debt.

14.  Significant Customer and Suppliers
     ----------------------------------

         The Company had a significant customer which accounted for approximately 12% of the Company's total revenues for the years ended June 30, 1997 and 1996. The accounts receivable balance for that customer totaled approximately $81,000 at June 30, 1997. Additionally, a significant portion of the Company's sales are generated from its wheels and a limited number of other products.

15.  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     Fairvalue  estimates are made at a specific  point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

     Since the fair value is estimated as of June 30, 1997, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash  equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. As described in Note 5, inventory has been reduced by approximately $1,100,000 to estimated market value.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



16.  Options and Warrants
     --------------------

     The Company has a qualified incentive stock option plan for its key employees, consultants and independent contractors.

     In connection with the Company's private placement of 1,051 shares of Series A preferred stock in June, 1996, the Company issued warrants to purchase an aggregate of 108,490 shares of common stock. The warrants are exercisable immediately at $7.75 per share. The warrants expire on June 17, 2001.

     The Company issued 517,500 warrants in connection with its initial public offering. In connection with the Company's initial public offering, the Company sold warrants to the IPO underwriter at a purchase price $.001 per warrant, to purchase from the Company 90,000 shares of common stock and 454,000 IPO warrants. The underwriter's warrants are exercisable for a period of four years commencing one year from December 15, 1995 at a per share exercise price equal to $6.25 per share of common stock and $.125 per IPO warrant.

     The Company  has a  qualified  incentive  stock  option  plan  for  its key employees, consultants and independent contractors. The grants generally vest over three years and expire in 2005 or upon termination of employment, if not utilized. Due to limited availability of the Company's authorized stock, the options may not able to be exercised (See note 21). Activity for 1996 and 1997 follows:

         Options oustanding at July 1, 1995           723,500    $1.00-1.75
         Granted                                       60,000    $1.50-5.70
         Canceled                                    (184,000)   $1.00-1.75
         Exercised                                     22,915         $1.50
         Options oustanding at June 30, 1996          576,585    $1.00-5.70
                                                     ---------
         Granted                                      625,000         $1.00
         Canceled or expired                         (226,585)   $1.00-5.70
                                                     ---------
         Options oustanding at June 30, 1997          975,000         $1.00
                                                     ---------

     The Company  continues  to  account  for stock  options in  accordance  APB
         Opinion #25, whereby the option costs to employees are not recognized in the statement of operations. The results of operations would not have been significantly different, had the Company elected to reflect the option cost in its statement of operations during the year ended June 30, 1997.

     In connection with the Company's private placement of 1,501 shares of Series A preferred stock in June 1996, the Company issued warrants to purchase an aggregate of 108,490 shares of common stock. The warrants are exercisable immediately at $7.75 per share. The warrants expire on June 17, 2001. The Company issued 517,500 warrants in connection with its initial public offering. In connection with the Company's initial public offering, the Company sold warrants to the IPO underwriter at a purchase price $0.001 per warrant, to purchase from the Company 90,000 shares of common stock and 454,000 IPO warrants. The underwriter's warrants are exercisable for a period of four years commencing one year from December 15, 1995 at a per share exercise price equal to $6.25 per share of common stock and $.125 per IPO warrant.

17.  Litigation and Unasserted Claims
     --------------------------------

     In August of 1995, Network Technical Services sued the Company for approximately $150,000 in a breach of contract action alleging the failure of SC&T to pay for certain cables delivered by Network. This litigation was settled subsequent to year end for $45,000 and the corresponding liability has been reflected in the accompanying financial statements.

     In September of 1997, Activision filed suit against the Company for breach of contract seeking $43,250. This dispute arose out of a nonexclusive distribution agreement between Activation and the Company. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, the Company's legal counsel has not yet been able to develop an opinion with regard to the timing of likely results of this litigation.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



17.  Litigation and Unasserted Claims, continued
     -------------------------------------------

     In September of 1997, Home Arcade filed suit against the Company for breach of a royalty agreement and bad faith breach of contract. Home Arcade demanded $300,000 for breach of contract, requesting that the amount be trebled to $900,000 based on the alleged bad faith aspects of the breach. Management aggressively maintains that all royalties were timely paid and management intends to vigorously defend this suit. It is expected that this litigation will be concluded within two years.

     In June of 1997, Lake Management filed suit against the Company, seeking specific performance requiring the Company to issue common stock to Lake pursuant to a preferred shareholder conversion agreement. The Company has resolved a similar problem with 94% of the entities in Lake's class. Management believes that Lake has refused to negotiate a reasonable settlement and, therefore, the Company will continue to defend this litigation on the basis of Lake's market manipulation. Management anticipates that the litigation will be concluded within one year.

     In June of 1997, Jack of All Games Entertainment, Inc. sued the Company for breach of contract regarding a purchase order for 5,000 steering wheel accessories. Jack Of All Games is seeking approximately $179,000, plus interest and attorneys fees. Management intends to vigorously defend this case or settle based on the provision of replacement product. The parties had previously agreed to a product exchange and the Company expects a product exchange to occur. This litigation is in the discovery phase and, therefore, no provision for any potential loss has been provided in the accompanying financial statements. Management expects that this litigation should be concluded within two years.

     The Company has a wheel product which includes force-feedback technology as a new version to its racing wheel. The Company was recently contacted by Atari. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the force-feedback technology from another company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sale of the Company's force-feedback racing wheel would be impacted, or the Company would have to seek a license form Atari.

     As disclosed in note 11 to the financial statements, the Company was delisted from the NASDAQ stock market in October, 1997. In the event the Company's stock does not commence trading on the NASDAQ stock market again, the Company may be exposed to claims from its preferred shareholders.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



18.  Gain Contingency
     ----------------

     In May of 1995, the Company filed suit against Maxi Switch and its corporate affiliates for misappropriation of trade secrets and breach of contract in connection with the Company's multimedia keyboard technology. In May of 1997, a jury awarded the Company $3,000,000, plus $125,000 in attorneys' fees. The defendants had filed counterclaims for defamation, but the jury denied those counterclaims in their entirety. In October of 1997, the defendants filed a timely Notice of Appeal. Management intends to vigorously pursue collection of this judgment through appeal, which may take one to two years.

19.  Foreign Operations
     ------------------

     The Company  operates  sales  facilities in the United Kingdom and Belgium.
         These offices distribute substantially the same product line as the U.S. operations. During the year ended June 30, 1997, sales and net income generated from foreign operations were approximately $3,795,000 and $231,000, respectively. Significant assets used in these operations, at June 30, 1997, are as follows:

         Cash                                                     $ 289,000
         Receivables                                                507,000
         Inventory                                                1,514,000
         Other                                                       85,000

     The Company's foreign operations do not have any significant investment in property and equipment.

20.  Commitments
     -----------

     On October 1, 1996, the Company entered into an agreement with Phillips Motorsports, Inc. to sponsor a race car for the 1997 racing season. The Company agreed to provide $605,000 with an initial payment of $150,000 and payments of $368,000 from December, 1996 through June, 1997 and $87,000 in July and August, 1997. This agreement has concluded.

     The Company has entered into a consulting and royalty agreement with Kaylee
         Computing Pty., the supplier of the computer chips for its wheel products. The agreement provides for payments of a 5% royalty on the base manufactured cost of the wheel products.

     The Company  has  entered  into  a  licensing   agreement   with  Immersion
         Corporation for the force feedback technology used in the second generation of its wheel products.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             June 30, 1997 and 1996



21.  Subsequent Events
     -----------------

     In July, 1997, the Company entered into a sales-leaseback transaction involving the land and building on which the Company's headquarters are located. The leaseback is for a ten-year period. The terms of the lease require the Company to pay all operating expenses associated with the leaseback. The terms of the lease also provide for increases in the monthly rent based upon a stated schedule of increases.

     Subsequent to year end, the Company reached agreements with preferred shareholders owning 680 shares of preferred stock. The stock will be tendered for conversion at a fixed conversion price of $1.00 per share. In addition, the holders of the stock will also receive warrants to purchase one-third of the number of shares which they receive at a price of $1.75 per share subject to anti-dilution provisions. The Company does not have an adequate number of authorized shares to cover the warrants, employee stock options and the remaining preferred shareholders. The company intends to ask shareholders to approve amendment to the Articles of Incorporation to authorize additional common shares. In order to allow the Company to have sufficient shares for these transactions, the President of the Company returned a portion of his shares to the Company. In return, the Company intends to either repurchase the shares at $.50 per share if the Company is unable to obtain authority to issue additional shares or, in the alternative, to issue replacement shares to the President. The Company expects to pay interest on the shares at 9% per year. This agreement have not yet been formalized.

     In October,  1997,  the Company's  stock was delisted from the NASDAQ Small
         Cap Market (See note 11).

     In November, 1997, the Company entered into an agreement to factor accounts receivable acceptable to the factor at a 2% discount rate through May 17, 1998. In accordance with the terms of the agreement, the factor will advance 50% of all invoices purchased from the Company with the balance due upon settlement of all obligations with the customer. The Company has also agreed to repurchase all invoices not paid within 90 days. The agreement is secured by substantially all assets of the Company and the personal guarantee of the President and Secretary of the Company.
                                      F-19