Form 10QSB
period 1997-12-31
SC&T INTERNATIONAL INC
filed 1998-03-13
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

         Commission File Number:  0-27382.

                            SC&T International, Inc.
                          ----------------------------
           (Exact name of small business as specified in its charter)


                 Arizona                                86-0737579

    (State or other jurisdiction of          (IRS Employer Identification)
     incorporation or organization)


                 15695 North 83rd Way, Scottsdale, Arizona 85260
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (602) 368-9490
                               ------------------
              (Registrant's telephone number, including area code)

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
Yes       No  X
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,135,263 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                                   -----   -----

                            SC&T INTERNATIONAL, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------




                                                                            Page
Part I Financial Information

Item 1 Financial Information

       Consolidated Balance Sheet as of December 31, 1997                    3

       Consolidated Statements of Operations for the Three Months
          Ended December 31, 1997  and December 31, 1996                     5

       Consolidated Statement of Shareholders' Equity for the Three
          Months Ended December 31, 1997                                     6

       Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 1997 and December 31, 1996                      7

       Notes to Consolidated Financial Statements                            8

Item 2  Management's Discussion and Analysis                                10

Part II   Other Information

Item 1 Litigation                                                           14

Item 2 Change in Securities                                                 14

Item 3 Defaults Upon Senior Securities                                      15

Item 4 Submission of Matters to a Vote of Security-Holders                  15

Item 5 Other Information                                                    15

Item 6 Exhibits & Reports on Form 8-K                                       15

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                December 31, 1997


                                     ASSETS


Current assets:
         Cash                                                         $  286,295

         Receivables                                                   1,160,649


         Inventory                                                     2,175,075


         Other current assets                                            411,400
                                                                      ----------


                  Total current assets                                 4,033,419


Product development costs, less accumulated amortization of $70,804       77,276

Property and equipment, less accumulated depreciation of $477,206        377,832


Other assets                                                             147,198
                                                                      ----------

            Total Assets                                              $4,635,725
                                                                      ==========

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997


                 UNAUDITED LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
    Accounts payable                                               $  1,185,904


    Common stock payable                                                103,130
    Accrued expenses                                                     39,048
                                                                    ------------
         Total current liabilities                                    1,328,082
                                                                    ------------


Commitments and contingencies                                                --

Shareholders' equity:
              Common stock, $0.01 par; authorized 25,000,000
shares; 23,135,263 shares issued and 22,940,823 shares outstanding      231,353

              Series  A preferred stock, $0.01 par; authorized
5,000,000 shares; 718 shares issued and outstanding                           7

              Additional paid-in capital                             14,959,621

              Treasury stock - at cost, 194,440 shares                  (29,166)

    Currency translation                                               (193,634)

              Accumulated deficit                                   (11,660,537)
                                                                   ------------


              Total shareholders' equity                              3,307,644
                                                                   ------------

                                                                   $  4,635,725
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1997 and 1996


                                                         1997           1996
                                                    ------------   ------------

Net sales                                            $ 2,375,262     3,125,865

Cost of goods sold                                     1,519,916      2,099,993
                                                    ------------   ------------

Gross profit                                             855,346      1,025,872

Selling, general and administrative expenses:
         Payroll and payroll taxes                       335,740        232,911
         Selling and promotion                           294,018        300,986
         Office and administrative                       364,779        262,051
         Research and development                         55,974         68,821
         Consulting fees                                  33,828         51,165
         Other                                           105,485        180,866
                                                    ------------   ------------
                                                       1,189,824      1,096,800


Loss from operations                                    (334,478)       (70,928)


Other income (expense):
         Interest income                                     864         86,555
         Interest expense                                 (4,690)        (3,967)
                                                    ------------   ------------

Loss before income tax                                  (338,304)        11,660

Income tax expense                                          --             --
                                                    ------------   ------------

Net loss                                            $   (338,304)  $     11,660
                                                    ============   ============

Net loss from operations per common share           $      (0.01)  $       0.00
                                                    ============   ============

Net loss per common share                           $      (0.01)  $       0.00
                                                    ============   ============

Common shares outstanding                             23,135,263      9,022,062
                                                    ============   ============

     The accompany notes are an integral part of these financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                       UNAUDITED CONSOLIDATED STATEMENT OF
                              SHAREHOLDERS' EQUITY

                  For the Three Months Ended December 31, 1997

                                     Common Stock                      Additional       Treasury Stock
                                  -----------------    Preferred Stock   paid-in      ------------------   Currency    Accumulated
                                  Shares     Amount    Shares  Amount    capital      Shares      Amount  translation    deficit
                                  ------     ------    ------  ------    -------      ------      ------  -----------    -------
Balance at September 30, 1997  23,135,263 $ 231,353      718   $   7  $14,959,621  (194,440)  $ (29,166) $  (74,539)  (11,322,233)

Preferred stock costs
Currency translation                    -         -        -       -            -         -           -    (119,096)            -

Net loss                                                                                                               (  338,304)
                               ---------- ---------      ---   -----  -----------  --------   ---------  ----------   -----------

Balance at December 31, 1997   23,135,263 $ 231,353   $  718   $   7  $14,959,621  (194,440)  $ (29,166) $ (193,635)  (11,660,537)
                               ========== =========   ======   =====  ===========  ========   =========  ==========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 1997 and 1996

                                                                 1997           1996
                                                             ------------   ------------
Cash flows from operating activities:
     Net loss                                                $  (338,304)   $  (189,864)
     Adjustments to reconcile net loss to net cash used in
operating activities:
          Depreciation and amortization                           55,655         50,534
          Increase in accounts receivable                       (281,117)      (531,423)
          Increase in allowance for doubtful accounts           (111,996)          --
          Decrease in inventories                                320,269        (98,325)
          Increase in advances on purchases of                  (160,536)      (621,014)
              inventory
          Decrease in other current assets                                      (73,981)
          Loan amortization                                         --
          Increase in prepaid expenses                          (177,811)          --
          Decrease in other assets                                11,069        (38,902)
          Increase in accounts payable                           910,195       (246,971)
          Decrease in accrued expenses                          (157,531)       (65,404)
                                                             -----------    -----------
                   Net cash used in operating activities          69,893     (1,815,350)
                                                             -----------    -----------

Cash flows from investing activities:
          Purchase of property and equipment                    (110,522)      (217,560)
          Development costs                                       (6,345)      (122,113)
          Loans to related parties                               (10,509)         9,374
                                                             -----------    -----------
                   Net cash used in investing activities        (127,376)      (330,299)
                                                             -----------    -----------

Cash flows from financing activities:
      Currency translation                                      (119,096)       (12,430)
      Net borrowings under line of credit agreement                 --            7,885
      Principal payments on short-term debt                         --           (5,556)
      Principal payments on long-term debt                          --           (1,266)
      Proceeds from note payable, related party                     --             --
      Net repayments on related party loans                         --          (29,166)
      Net borrowings on notes payable, bank                         --             --
      Preferred stock issuance costs                                --          (20,570)
      Repayments to factor                                          --         (121,368)
Net cash (used in)provided by financing activities              (119,096)      (182,471)
                                                             -----------    -----------
Net decrease in cash                                            (176,579)    (2,328,120)
Cash, beginning of period                                        462,874      9,962,511
                                                             -----------    -----------
Cash, end of period                                          $   286,295    $ 7,634,391
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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Under a 10-Q filing, it is not necessary to include all of the information and footnotes required in a 10-K filing. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended December 31, 1997 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 1998.

Reclassification:
         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Common Stock:

         On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were delisted from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. This action by Toback & Company, as noted by the Nasdaq, caused the delisting of the Company, and the Company will pursue all legal options regarding Toback & Company's actions. The Company followed the appropriate policy of Nasdaq by filing its form 8-K, began a search for a new accounting firm, retaining Evers & Company. The Company has completed and filed its 10-K.

The Company has entered into agreements with the holders of 94% of the Series A Preferred Stock hereby all of their shares of Series A preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share (the "Fixed Conversion"). The holders of Series A Preferred Stock waive all other conversion rights which they may have pursuant to any agreement.

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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

3. Commitments and contingencies:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The statements contained in this Report on Form 10QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of fiscal 1998 and thereafter; future products or product development; future research and development spending and the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the computer and video game industries under its PLATINUM SOUND and PER4MER registered trademarks. The Company's products include sub-woofer, speaker and sound enhancement systems (for PC's and PC gaming systems), a PC volume controller, and a line of PC and Video Game arcade racing wheels for SEGA, Nintendo, Sony Playstation and IBM-PC's. The Company's multimedia keyboards line has been discontinued, in favor of a second generation product targeted at the corporate market. This second generation, features an enhanced Voice Recognition product, has been completed but at this time has not been introduced into the market.

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

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenues, resulting in a net loss of approximately $ 338,000 for the three months ended December 31, 1997. The Company's primary costs for are for research and development, tooling for new products, inventory, trade shows, selling and promotion activities. The Company expects certain costs to increase in connection with the anticipated expansion of sales. In addition, operating results may be influenced by factors such as: the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Results of Operations of the Company for the Three-Month Periods Ended December 31, 1997 and 1996

Net Sales

         Net sales for the three months ended December 31, 1997 decreased to approximately $2,375,000 or approximately $751,000 less than net sales for the three months ended December 31, 1996. Net sales for the quarter ended December 31, 1997 were negatively impacted by a delay in the manufacture and release of new products the Company is bringing to the market. The Company expects sales revenues to be negatively impacted through March 1998 due to lagging product deliveries. New manufacturing alliances under negotiations, will improve quality on-time deliveries and increase production volumes to accommodate higher sales volume.

Gross Profit

         The Company's gross profit for the three month period ended December 31, 1997 increased to 36% compared to 32.8% for three month period ended December 31, 1996. Gross margins are affected by the sales product mix. Gross profit margins range from 20% to 40%. The Company anticipates new products will initially sell at higher margins. However, there can be no assurance that such margins can be maintained over the life of the product.

Payroll and Payroll Taxes

         The  Company's   payroll  and  payroll  tax  expense   increased   from
approximately $233,000 in the three months ended December 31, 1996 to approximately $336,000 in the three months ended December 31, 1997, or approximately 42.2%. Payroll and payroll tax expense also increased as a percentage of sales, from 8% for the three months ended December 31, 1996 to 14% for the three months ended December 31,1997. This represents an increase in sales and operations personnel. In addition, a significant portion of the increase in payroll and payroll taxes is a result of additional employees due to operations of SC&T Europe. The Company is required to employ a base staff of qualified personnel to maintain its operations.

Selling and Promotion

         The  Company's   selling  and   promotion   expenses   decreased   from
approximately $301,000 in the three months ended December 31, 1996 to approximately $294,000 in the three months ended December 31, 1997. This represents an increase in selling and promotion expenses, as a percentage of sales from 10% for the three months ended December 31,1996 to 12% for the three months ended December 31, 1997. A portion of these expenses were utilized to continue promoting and creating packaging for new products in addition to exhibiting the Company's products at several trade shows. Approximately $125,000 of the increase was associated with the Company's sponsorship of a Formula Atlantic Racing Team in the 1998 Kool Toyota Atlantic Racing Championship Series. The Company has reduced its 1998 sponsorship to a co-sponsor associate level.

Office and Administration

         The Company's office and administrative expenses increased from approximately $262,000 in the three months ended December 31, 1996 to approximately $365,000 in the three months ended December 31,1997, or approximately 39%. As a percentage of net sales, office and administrative expenses increased from 8% for the three months ended December 31, 1996 to 15% for the three months ended December 31, 1997. Increased legal and audit fees of approximately $ 100,00 were the major reasons for the increased expense necessary to deal with the Company's ongoing legal, preferred shareholder issues and accounting costs. The Company hopes these costs will be reduced over the next 3-6 months.

Development Cost Amortization

         Development cost amortization decreased from approximately $69,000 for the three months ended December 31, 1996 to approximately $56,000 December 31, 1997. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Consulting Fees

         Expenditure for consulting fees decreased from approximately $51,000 for the three months ended December 31, 1996 to $34,000 for the three months ended December 30, 1997, or approximately 33%.

Net Loss

         Primarily as a result of reduced sales, the Companies operating results changed from a profit of approximately $12,000 for the three month period ended December 31, 1996 to an operating loss of $ 338,000 for the three month period ended December 31, 1997. Late introduction of the Company's new products during the Christmas selling season attributed to the decrease in sales.

Liquidity and Capital Resources

         The Companies working capital of $ 2,705,337 decreased $565,412 from September 30,1997. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

         Currently the US Company has reverted to factoring its accounts receivables in an effort to assist its cash flow.

Business Outlook and Risk Factors

Management believes that there is growing acceptance in the global marketplace for the Company's expanding product line. The Company's future success rests in securing new manufacturing relationships that take advantage of lower manufacturing costs and improved reliability for product deliveries. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

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

         The Company believes that it has major untapped market opportunities. The industry also has a strong outlook; with expanding markets characterized by rapid technological change, coupled with the frequent introduction of product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the PC user interested in upgrading existing equipment. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future. The Company plans new product introductions during 1998 that it feels strongly that coupled with existing products, will enhance future sales revenues.

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

      PART II - OTHER INFORMATION


ITEM I.  LITIGATION

The Company has favorably resolved many of its past litigation issues. Current Pending or Threatened litigation involves:
      a.  The Company v. Maxi Switch

         On May 13, 1997 a Pima County jury awarded SC&T $ 3,000,000 against Maxi-Switch, Inc. Silitek Corporation, and Lite-On Peripherals, Inc. For defendants' breach of contract and misappropriation of trade secrets related to SC&T's Multimedia keyboards. On June 30, 1997 a formal Judgment was signed by the Judge for $ 3,160,885, which included attorney's fees and court costs. The defendants posted a $3,200,000 bond pending post trial motions. Post trial motions were denied. On January 5, 1998 the Court ordered defendants to add a further $500,000. to the bond for additional appeal costs. It also ordered that the 5.15% accruing interest. Resolution of the appeal should take about one year.

      b.  Home Arcade v. the Company
         In September of 1997, Home Arcade filed suit in San Jose, California, against the Company re a license dispute. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, counsel has not been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing.

      c.  Lake Management v. the Company
         In June of 1997, Lake Management filed suit against the Company in Phoenix, Arizona, seeking specific performance requiring the Company to issue common stock to Lake pursuant to a preferred shareholder conversion agreement. The Company has resolved a similar problem with 94% of the entities in Lake's class. The Company believes it will reach a suitable agreement with Lake. It is anticipated that an agreement should be reached within a year.

      d.  Jack Of All Games v. the Company

         In June of 1997, Jack Of All Games Entertainment, Inc. sued the Company in Cincinnati, Ohio, for breach of contract regarding a purchase order of 5,000 racing wheels. Jack Of All Games is seeking $55,000, interest and attorneys fees. The Company had previously agreed to a full product replacement, then offered a full product exchange, then offered to repurchase the product at current company selling value. Jack Of All Games has refused all offers. Management has honored all obligations under the terms of this agreement and firmly defends this action by Jack Of All Games as frivolous and without merit.

Unasserted Claims and Assessments

         The Company has a new racing wheel product which includes "force-feedback" technology. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for its force-feedback technology from another company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability.

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None


ITEM 5.  OTHER INFORMATION

      None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company plans to change the fiscal year from June 30, to March 31, effective March 31, 1998.

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

       Signature                      Capacity                         Date
       ---------                      --------                         ----


SC&T INTERNATIONAL, INC.



 /s/  James L. Copland            Chairman of the Board          March 11, 1998
------------------------          Chief Executive Officer



 /s/ Richard W. Elwood            Director of Finance            March 11, 1998
------------------------          and Operations