Form 10KSB40
period 1998-04-30
SC&T INTERNATIONAL INC
filed 1998-08-13
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1998

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

Issuer's revenues for its most recent fiscal year:  $4,733,558

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 15, 1998 - $2,938,611.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21,1998 - 24,553,684 .

Documents incorporated by reference:  Not Applicable.

                            SC&T INTERNATIONAL, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                        FISCAL YEAR ENDED APRIL 30 ,1998

                                TABLE OF CONTENTS

                                                                            Page

PART I

ITEM 1.        BUSINESS                                                       3
ITEM 2.        PROPERTIES                                                    13
ITEM 3.        LEGAL PROCEEDINGS                                             14
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           15
ITEM 6.        SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                    16
ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   17
ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           17

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
               COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
               EXCHANGE ACT OF 1934                                          18
ITEM 10.       EXECUTIVE COMPENSATION                                        19
ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                20
ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                20

PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K                              21

SIGNATURES                                                                   22

                                     PART I

ITEM 1.           BUSINESS

General

The Company develops and markets innovative accessory and peripheral products for the personal computer and video game categories. Its products are compatible to the multimedia and internet user and focus on the retail and Corporate market sectors. The Company markets its products under the Company's PLATINUM SOUND, PER4MER and AIR RACER registered trademarks. The Company `s products fall into three distinctive product categories. It's sound enhancement products are marketed under the Platinum Sound brand name, and its racing wheel and game controller products, under its PER4MER and AIR RACER brand names.

The Company's sound products include sub-woofer, equalzer-amplifier enhancement systems, and a broad line up of amplified speaker systems, headphone and microphones. The PER4MER line consists of racing wheel products, designed for all IBM PC's , SEGA, Nintendo and Sony Playstation game consoles. This Per4mer family also includes a new universal game controller device, AIR RACER, which is compatible to these same categories. The line also includes a Multimedia Volume Controller for IBM PC's and Mackintosh computer systems and a new Voice Recognized - Telephonic adaptable PC Keyboard, designed for the Corporate market.

The Company's first generation multimedia keyboards have been discontinued, in favor of this second generation product, referred to as the VRK-500. The VRK-500 features enhanced Voice Recognition and Telephony capabilities, but has not yet been introduced into the market, as the Company has been focusing its efforts on the Platinum Sound, Per4mer and Air racer products. PLATINUM SOUND and the PER4MER brand names, are both registered trademarks of the Company. Registration has been filed for its AIR RACER product.

The Company strategic focus is targeted at the multimedia, interactive, communications and the video gaming segments of the PC and consumer electronics industry. The Company develops unique and innovative technologies that offer one-step, integrated solutions for the PC, MAC and the rapidly growing Video Gaming arenas.

The Company has changed its fiscal year end to April 30 from June 30. Subsequent commentary will refer to the ten month period ended April 30, 1998, as the period ended April 30.

The Company began operations in June 1993 and achieved sales of approximately $7,346,000 and $4,733,000 during the year ended June 30, 1997 and the period ended April 30,1998, respectively. Although the Company's revenues has increased significantly since inception, the Company has recorded losses of approximately $6,097,000 and $2,086,000 for the year ended June 30, 1997 and April 30, 1998, respectively.

In Review

The period ended April 30, 1998 has been a very difficult time frame for the Company. The accounting firm issues, preferred shareholder, Nasdaq de-listing, and other related issues greatly impacted the company's revenue performance for this period. For the first time since its inception, Company management was unable to address all of these issues, and at the same time increase sales revenues. Despite the effort, the period ended April 30, 1998 concluded with results unacceptable to the Company. Net revenues for the ten month period totaled $ 4,733,000 as compared to $ 7,346,000 for the fiscal year ended June 30, 1997. The ten month period represents 64% of last years sales. On a more positive note, with many past problems resolved, the Company's primary objective and management focus will be redirected towards its goal of profitability in fiscal 1999. Management believes that this can be achieved through a number of elements, which include; new products, new personnel, new manufacturing and marketing alliances and a growing account based on a direct result of furthering acceptance of the company's expanding product assortment. Management hopes that 1999 will allow the Company to apply a 100% focus on the future, and its profitability objective.

Proxy Approval

In July of 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000, and the second, to authorize a reverse split. Management's current intent is not to reverse the stock until the company's share price has improved and the Company reaches profitability. At this time the Company has not set a date for a reverse stock split, but expects no split until early in calendar year 1999.

Patent Granting

In February, 1998 the U.S. patent office granted numerous patents on the company's Multimedia - Telephony keyboard technology. Presently the Company is negotiating license agreements with maxi Switch, Silitek and NMB. All are marketers of similar technology/s which infringe on the company's patent. The Company believes that it has a potential to generate respectable monthly licensing revenues for its technology as the demand by corporations to reduce workspace clutter will result in more keyboards integrating SC & T's technologies. The patent issued is in effect for a period of 22 years.

Industry Overview

The market for multimedia PC's and video game console equipment is growing very rapidly. It is characterized by rapid technological change and lower product prices. Unlike the Corporate arena, the multimedia and video gaming segments are consumer driven. As a result, many PC manufacturers have redesigned their product mix to dramatically increase the multimedia and entertainment capabilities of their products. Currently, most product lines are 100% multimedia and gaming compatible.

SC & T's Platinum Sound, Per4mer and Air Racer products are primarily targeted at the mass merchant consumer segment. However, the current trend by many PC and PC accessory manufacturers is in developing product offerings specifically aimed at the mass market. The Company is currently discussing sales of its Per4mer and Air Racer products to such manufacturers on both a direct sale and OEM basis. The OEM category is new for the Company and could increase revenues dramatically for the coming year.

PLATINUM SOUND PRODUCTS

The Company' sound category comprises an extensive product range incorporating Sub Woofers, Equalizer-Amplifiers, Headphones, Microphones, Volume Controllers and Amplified Speaker Systems. This product assortment was designed to service the multimedia and video gamer. Every PC system needs speakers, sub woofers, microphones and headphones. Platinum Sound products will compete head to head with the top tier manufacturers such as Altec Lansing, Yamaha and Labtec.

The Company's development focus is on bringing increased value to the consumer at lower prices. This demands unique and innovative products that as the Company says offers; "Twice the Product For Half The Price." The Company feels that its mission of delivering fully featured products at aggressive retail prices is improving. Initial product offerings have been well received by retailers and the industry media. Currently, Platinum Sound products account for approximately 10% of the Company's annual sales revenues. The Company expects this number to grow more rapidly during 1999 in proportion to overall sales revenues. The demand for greater sound (at more affordable prices) by gamers and PC users alike, have allowed SC&T entry into this high growth market category.

To ensure that we succeed, SC & T recently hired the former Director of Sales for Labtec, a major competitor, as its new Director of Sales for North America. Rick Strain, a seven year veteran of Labtec and a fifteen year veteran in this industry is expected to spearhead the company's growth expectations for its line of Platinum Sound products.

The Company has added numerous new products to its product assortment. The Company now offers three sub woofer products, one graphic equalizer-amplifier, a PC volume controller, 3 microphones, 5 headphones and 8 amplified PC speaker products. All products are compatible to IBM-PC's, Macintosh PC's, TV's, Stereos, CD-ROM Players, or other electronic devices utilizing RCA mini-jack connectors.

Product Assortment

7-Band Graphic Equalizer-Amplifier with SRS. The Company offers a 100 watt peak performance SRS(R) 3D Surround Sound equalizer/amplifier. This product features volume and balance controls and 7-band graphic equalization. This product offers high-fidelity SRS and is compatible with IBM and Macintosh PC's, and all computer sound cards. The equalizer/amplifier installs into a 3.5" drive bay or may be used externally, and has an autoswitch universal power supply that can be connected to a portable compact disc player, or any other electronic device utilizing RCA mini-jacks. It still remains the only product of this type available worldwide. The SRP for the SRS-OMNI is $69.95.

Sub Woofer Systems. Platinum Sound has three products in this category. The low end entry product is now the SWX-1000, a very unique 16 watt book-shelf styled sub woofer was designed for use in the bedroom, kitchen, family room and with all PC's. This unit was created to enhance the sound of Digital Clock Radios, CD Rom players, TV's, Stereos, Micro Stereo Systems and PC's. The retail price will range from $ 49.95 to $ 59.95 making it the lowest priced product in the sub woofer category. Enclosed in a wood cabinet, the SWX-1000 will ship in mid August 1998.

The SWX-1200 launched in mid 1997 is a unique product offering, capable of 120 watts of peak power. Incorporating both a front and rear base/venting port, this item has a SRP of $79.95. The Company has enhanced this product without altering its retail price by adding the dynamic 3 D sound technology. This new unit will commence shipping in August 1998.

The third product is the SWX-1600, a 160 watt peak performance sub-woofer satellite speaker sound system. This product features wood cabinet, volume and base controls and is available for the home stereo and PC markets. The SRP for this product is $99.95.

Under Mr. Strain SC & T is redirecting its marketing efforts on its Platinum Sound products to products that will retail for under $100.00, where over 75% of the retail business is done. The company's strategy is to capture a larger percentage of the mass consumer market.

Amplified Speaker Products

Platinum Sound's speaker line has increased to 8 speaker products. The line offers products that fit each of the critical retail price levels from $ 19.95 to $ 49.95. The products range in speaker power from 7 watts to 120 watts of peak power. It is this pricing segment that accounts for close to 75% of all retail sales. Many of the company's speaker products include the latest 3 Dimensional sound technology.

Headsets & Microphones

Primarily an add on sale to consumers, these products are purchased in the millions annually by consumers throughout the world. The Company has a complete line up of products that range in retail price from $ 9.99 to $ 39.95.

Multimedia Volume Controller

The Company markets its own Volume Controller, a product that allows easy "finger control" access to a PC's volume control. This item may be mounted to the monitor, keyboard or PC tower. It eliminates the inconvenience of adjusting volume through the sound card or software volume control menu. The SRP is $11.99.

PER4MER, ULTIMATE PER4MER and AIR RACER PRODUCTS

The company's line of Per4mer racing wheels continues to grow. The Company boasts a total line up greater than all of its competitors combined. Presently SC & T has over 7 individual racing wheel products. The Company has also developed a revolutionary new game controller called Air Racer. This product will be available in 3 models for the Sony, IBM and multi-platform video gaming categories.

In March of 1998 the Company launched its UP-300, a Force Feed Back racing wheel. This product, the first of its kind worldwide has met with rave reviews from the media. Force feed back allows the user to feel the jolts, bumps and jerks as experienced on the screen by the software being played. It is clearly the next level of racing technology. The Company believes that it has the strongest and most realistic product of any other competitor.

Air Racer is yet another innovative development of SC & T. This product will ship in August 1998. This unique new product is both a flight yoke and racing wheel combined into one hand held game controller. No other product encompassing these features exists anywhere in the market today. The Company has high expectations for its Air Racer products and believes that sales through year end will exceed 100,000 units worldwide.

PER4MER, ULTIMATE PER4MER and AIR RACER PRODUCTS
(Continued)

The PER4MER Racing Wheel line accounts for approximately 90% of the company's current revenues. It is a full line of video arcade racing wheels compatible with SEGA, Nintendo, Sony Playstation video game consoles and all IBM PCs. The wheel is an arcade style input device featuring analog and digital controls. The wheel plugs directly into the game port connection. The SRP for this line ranges in the $49.95 - $ 59.95 level.

The ULTIMATE Per4mer Racing Wheel was introduced in October of 1997. This represented the company's second generation of racing wheel products. SC & T identified this line as the "ULTIMATE PER4MER" line of racing wheels. These products have an SRP range of $ 69.95 to $ 89.95

The ULTIMATE Per4mer Force Feed Back Racing wheel is yet a more advanced, ergonomically designed product. This new technology incorporates Forced Feed Back which addresses the latest technology to hit the PC marketplace. Force Feed Back allows the end user to feel all of the real action (bumps, jerks, jolts) as displayed on the screen of the game/program being run. The UP-300 has a current street price of $ 179.95, but will likely drop to below the $ 150.00 level during the 1998 Christmas selling season. It comes complete with 2 free force feed back racing titles from Sega entertainment.

AIR RACER is also part of the Per4mer family of products. A very unique product that we feel revolutionizes the way consumers will utilize traditional joysticks and game controllers with their PC's and Video game consoles. Embodying two optical sensors, Air Racer allows a consumer to play flight, racing and numerous other action games with a single game controller. Never before (and not to date) available from other manufacturers, the Company feels that its first generation of Air racer products will have a major impact on increasing corporate revenues over the next 6-12 months. Designed for both the video gaming and PC platforms, the SRP for Air Racer is $ 79.95, however, this product should retail for under $ 60.00 during the upcoming 1998 Christmas selling season. The Company has filed numerous technology patents on Air Racer .

MARKETING

The Company markets its products primarily through the retail channel. In 1998 the Company expects to expand its focus into the OEM and Corporate sectors. Strong interest is forming for the company's Per4mer and Air Racer products by numerous companies in the OEM sector. The addition of these categories over the next 12-18 months should have a positive effect on the company's future revenue expectations.

In North America, the Company markets its products through a combination of direct sales personnel, independent sales representatives. In the UK, Europe and the Asian Pacific Rim all sales are handled by direct employees of the Company. In Canada and South America sales are handled through marketing agreements with the Company.

The Company has wholly owned subsidiaries in the U.S., U.K and Hong Kong. The Hong Kong office officially opened in June of 1998. SC & T also has independent operations in Canada and South America.

Future Efforts

With the addition of new sales and marketing personnel coupled with the opening of our Hong Kong office and alliance in South America, SC & T feels strongly that it will increase sales revenues and reach profitability during the next fiscal year. The Hong Kong office was established to oversee all manufacturing for the companies products and to establish a distribution network in Hong Kong, Taiwan, Malaysia, Japan, China, Thailand, Indonesia, Australia, and India.

Global Distribution

SC & T products are currently sold in over 25 countries, including the United States, Belgium, Germany, France, Italy, Finland, Holland, Switzerland, Turkey, Taiwan, the United Kingdom, Argentina, Brazil, Spain, Hong Kong, Canada, and Russia. For the year ended June 30, 1997 and the period ended April 30, 1998, sales in North America accounted for approximately 50% and 62%, respectively, of the Company's consolidated revenue, and sales in Europe accounted for approximately 50% and 38%, respectively, of the Company's consolidated revenue.

Customers & Company Focus

The Company has increased customers of the Company over the past few months as new products and our growing line has caught there attention. Current North American retail customers include, but are not limited to; Radio Shack, Best Buy, Babbages, Software Etc., Data Vision, Computer City, Compusmart, Comp USA, Micro Center, Fry's Electronics, The Good Guy's, Sam's Club, Meryvn's, Costco Wholesale, Compucenter and Musicland.

During early 1998, the Company modified its retail product line to focus mainly on products for sale to the retail market at prices under $100. This was done to capitalize on the mass market. To achieve this product mix, the Company has identified new suppliers able to supply product at lower costs, and offer more favorable payment terms. While the Company believes it will continue to maintain reduced manufacturing costs, there can be no assurance that the Company will be successful in its efforts.

The Company's current marketing efforts include advertising in trade and business publications, participation in domestic and international industry trade shows, and production of product literature and sales support tools. The Company's products are marketed under the registered trade name PLATINUM SOUND , PER4MER, ULTIMATE PER4MER racing wheel and AIR RACER brand names. Packaging and operating manuals are produced in seven languages, Spanish, French, Japanese, German, Italian, Portuguese and English.

Product Development

SC&T's second generation product incorporates enhanced Voice Recognition features. Even though completed, this product the VRK-500, has not yet been introduced into the market. Over the past year, the Company has applied its primary market focus on building the awareness of its line of Platinum Sound, PER4MER, and ULTIMATE Per4mer racing wheel products.

The Company continues its new product development plans, and has dedicated the majority of three Operations staff members' efforts toward the management of research and development of advanced applications in the expanding multi-media arena. The continuation of product development is key to the potential of the Company's products and market share. In addition, the Company has also dedicated additional staff to the ongoing product design and approval process, which has brought existing unique products to fruition, and continues to produce favorable results.

We expect new product to be released on a regular basis, as has been the practice of the Company over the last 18 months. During the years ended June 30, 1997 and the period ended April 30, 1998, the Company spent approximately $859,000 and $317,000, respectively, on research and development. The Company is projecting to spend $500,000 in research and development expenses in connection with development of new products during fiscal 1999.

Subsidiaries

In late 1997, the Company consolidated its European distribution operations into one central facility located in the United Kingdom. In May, 1997, the Company formed SC&T Europe Limited, located in Portsmouth England. The Belgium office remains open at this time, but is expected to close by August 1998. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom. For the year ended June 30, 1997 and the period ended April 30, 1998, sales by SC&T Europe accounted for approximately $3,795,000 and $2,343,000 respectively, of the Company's consolidated revenue. Management believes that current changes affected with the Company's European staff and operating infrastructure will correct past deficiencies, and position the United Kingdom Operation for growth in both sales and customer service.

In June of 1998, SC&T opened a Hong Kong office. This facility was established to oversee all manufacturing issues of the company's products, and to expand SC&T's distribution efforts in the Asian Pacific regions.

The Company has independent operations in Canada and in South America. Neither of these facilities are wholly owned subsidiaries of the Company.

The Company's European sales are typically invoiced in U.S. dollars or pounds sterling. The Company's sales from the United Kingdom will be invoiced in U.S. dollars and pounds sterling. Expenses of the Company's international operations are incurred in various foreign currencies, principally pounds sterling and U.S dollars. Accordingly, the Company is subject to the risk of fluctuations in currency exchange rates. To date, the Company has not experienced any material net gain or loss due to foreign currency fluctuations. There can be no assurance that the Company will not experience material adverse effects on operations from foreign currency fluctuations in the future. See "Special Considerations - Risks Associated With International Sales; Currency Fluctuations" contained in Item 1 of this Report.

Competition

The PC, multimedia, and video game retail markets in general are highly competitive. Many of the Company's competitors have greater financial, technical, marketing, and sales resources than SC & T. The Company's major competitors in the multimedia sound category are Altec Lansing, Yamaha, and Labtech. In the video gaming and PC racing wheel category our competitors are Thrustmaster, MadCatz, Inter-Act and Microsoft. Only Thrustmaster and Microsoft will enter the Force feed back market, with planned introductions sometime during the 4th quarter of 1998.

Although the Company considers certain of its products to be proprietary, the Company manufactures certain of its product lines through the assembly of component parts which are readily available in the world marketplace. There are few barriers that would prevent others from designing, assembling, or reverse engineering products similar to those sold by the Company.

To defend against its competition, the Company's design philosophy is to develop products that can be sold at lower prices and to diversify its product assortment over its competition. The Company's competitors in the sound category do not market racing wheel products, and those in the racing wheel categories, do not market sound products. The Company feels that this product diversity offers it greater protection and stronger retail opportunities over many of its competitors. Unlike its competitors whose market penetration is much larger, every new retail account represents new revenue growth to the Company.

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

The Company applied for a utility patent for the functional aspects of its multimedia stereo keyboards in the United States and has filed an international patent application designating Europe, Japan, Australia, Canada, Brazil, China, and South Korea. This was granted by the U.S. Patent office in February 1998. The Company is currently negotiating numerous licensing agreements with keyboard manufacturers who are infringing on the company's patents.

The Company believes the market for its fully-integrated voice recognition keyboards is an emerging market. The Company faces competition from various manufacturers who combine similar features for audio and voice- recognition computer applications. However, as the Company has patent rights, the Company will seek licensing agreements from all who enter the market with like products.

The Company has also filed patents on its new Air Racer game controller technology.

In addition the Company has filed applications for registration of the trademark PLATINUM SOUND, PER4MER and its AIR RACER brand names. At this time, the U.S. patent office has granted registration rights to the Company for the first two brand names. Registered and certain copyrights in the United States and in foreign countries have been filed.

Although the Company believes that patent, trade secret, and copyright protection are significant to its competitive position, other factors also exist. Knowledge, ability, and experience of the Company's personnel, the Company's success at new product development and enhancements, and name recognition are more significant to its competitive position.

Raw Materials & Supplies

The Company receives and inspects finished products and component parts at its United States, Hong Kong and UK facilities. The Company tests a sample of all delivered products for compliance with specifications. The Company's principal suppliers are located in Australia, Hong Kong, Taiwan and China.

Due to material difficulties in obtaining supplies on time and at the right price over the past 6-8 months, the Company has made numerous changes in its source of manufacturing. These new alliances are deemed to be in the best interests of the Company. At present the Company maintains a suitable inventory of its Platinum Sound and PER4MER products. While this decreases the risk that the Company will be unable to supply its products, in the event of any reduction or interruption in supply, it increases that risk associated with obsolescence due to technological change. The Company has incurred large write down costs in the past and will do so once again this year, as it realigns itself with new manufacturers and adjusts to late and non deliveries of product. The Company does not foresee this being a major factor moving forward, as its new alliances are meeting all terms as required by the Company.

Employees

As of April 30, 1998 the Company's United States operation had 16 full-time employees. The Company's United Kingdom subsidiary employed five full-time employees, and its Hong Kong office, established in June, 1998, had two employees.

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

History of Losses

The Company has incurred operating losses since inception, and reported net losses of approximately $6,097,000 and $2,086,000 for the year ended June 30, 1997 and the period ended April 30, 1998, respectively. As of April 30, 1998, the Company had an accumulated deficit of over $12,000,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, inventory adjustments, costs associated with financing activities prior to the Company's initial public offering and legal costs associated with the preferred shareholder resolution To date, operating revenues have not been sufficient to cover these costs. The Company had revenue of approximately $4,733,000 for the ten month period ended April 30, 1998. Average monthly sales decreased from $612,000 in fiscal 1997 to $473,000 for fiscal 1998. The Company reported a net loss for the period ended April 30, 1998. There can be no assurance that the Company will generate sufficient operating revenue, expand sales of its products, or control its costs sufficiently to achieve or sustain profitability.

The Company has always elected to write down and report obsolete inventories. It has continued to develop new products, at a cost to the Company's bottom line. Over the past year the Company suffered a major setback associated with its new ULTIMATE PER4MER RACING products. The product was planned for a June 1997 release date, unfortunately, due to technological changes within the industry, coupled with engineering delays, culminated in an October 1997 release date, some five months behind schedule. This delay has resulted in revenue losses, estimated by the Company to be close to $ 2.5 million. Currently the Company has approximately $1.5 million in backorders for products. Even though the Company feels that the above problems have been corrected, and as such will enhance future revenues and profit figures, the Company can make no assurances that similar problems may not arise with its the new line of products.

Over the past 10 months, management of the Company has been forced to spend a considerable amount of time on legal matters and other issues relating to its Preferred Shareholder, Accounting Firm dilemma, NASDAQ De-Listing procedures, and other issues as they related to the previously mentioned problems. For the first time since the company's inception, this attention to issues, by management, has impacted sales revenues for the current fiscal period.

Profit Projections

Management is committed to generating a profit in fiscal year 1999, which would be the first profitable year since the company's inception. Factors that point to this ability center on the company's current product line assortment, new sales, marketing and management personnel, growing account base, new product introductions, expanded market opportunities and newer and more stable manufacturing alliances. With the past problems addressed, management feels confident, coupled with the current state of the North American and European economies that profitability can be achieved during this fiscal period. No guarantee can be made that this will materialize, but with the current focus on operating costs, against future sales, profitability represents the number one objective for the Company.

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

There can be no assurance that the Company will have sufficient resources to develop or otherwise acquire new technology or to introduce new products that would satisfy an expanded range of customer needs. Additionally, delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could adversely affect the Company's operating results in the future. The Company has experienced certain delays in anticipated delivery schedules on the introduction of new products in the past.

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

Dependence on Key Personnel; Need to Attract New Personnel
(Continued)

The Company's success also is dependent on its ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel. There can be no assurance that the Company will be able to hire or retain necessary personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to internally develop personnel with such expertise could adversely affect the prospects of the Company's success. See "Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in Item 9 of this Report and "Executive Compensation - Employment Agreements" contained in Item 10 of this Report .

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

The Company has a favorable factoring agreement, to finance its U. S. receivables through Norwest Business Credit. Similar arrangements for the company's European receivables do not exist at this time.

Over the past year the Company has incurred large legal costs due to the resolution efforts for its past preferred shareholder and de-listing problems, coupled with other issues arising from the latter. The Company has also written down large inventories in the past. The Company based on previous statements, does not feel that such expenses or product write downs are likely to occur during the next fiscal period.

Litigation

The Company is currently involved in various legal proceedings. To the extent that these law suits requires management time and other resources, results of operations may be negatively impacted. see "Business Legal proceedings" contained in Item 3 of this Report.

Conversion of Preferred Stock

In June, 1996, the Company issued 1,051 shares of series A Preferred Stock in a private placement resulting in proceeds to the Company of $10,510,000. The private placement was made to a group of institutional investors under Regulation S as promulgated by U.S. Securities and Exchange Commission. The Series A Preferred Stock was convertible into common stock at a conversion ratio based upon the average closing bid price of the Company's common stock for the ten trading days prior to conversion. Because of the steep decline in the price of the Company's common stock, the preferred stock became convertible into more shares than the amount of common stock of the Company authorized by the Articles of Incorporation. The Company has recently entered into agreements with the holders of 98% of the Series A Preferred Stock whereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share (the "Fixed Conversion"). In addition to the fixed Conversion Price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursuant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions (the "Warrant Shares').

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

On or about October, 1997, James Copland, the Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company, turned in 1,500,000 shares of common stock held by him to allow the Company to issue common stock in conversion of preferred shares. In return therefore, the Board of Directors voted to issue Mr. Copland 15 shares of $100,000 face value preferred stock. The Board of Directors determined that this was a fair price for the surrender of the shares based on the fact that prior offers by other shareholders would have been sufficient at a substantially higher cost to the Company if it had accepted these offers and due to the fact that the return of the shares resulted in reducing the outstanding convertible preferred shares. Mr. Copland's preferred shares are convertible into common stock at the rate of 12 shares of common stock for each dollar face value.

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

Limited Liability of Directors

The Company's Amended and Restated Articles of Incorporation eliminate the personal liability of a director to the Company and its shareholders for monetary damages for breach of fiduciary duty of care as a director, subject to certain exceptions, to the fullest extent allowed by Arizona law. Accordingly, except in such circumstances, the Company's directors will not be liable to the Company or its shareholders for breach of such duty. Indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of a small business registrant pursuant to the provisions of the Securities Act of 1933, unless the officers and controlling persons have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is unenforceable. The Company has received no such opinion, or advice, on indemnification under Arizona law.

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

Maintenance Criteria for NASDAQ Securities;

On October 22, 1997, the Company's shares of common stock, which were traded on the NASDAQ Smallcap market under the symbol "SCTI," were delisted by NASDAQ. This action was taken on account of the Company's failure to file its form 10-KSB in a timely manner. Management believes the failure of the Company to meet this filing requirement was the direct result of the untimely resignation of the Company's accounting firm, Toback CPAs, P.C.

The Company immediately began a search for a new accounting firm, retaining Evers & Company, who has now acted as the Company's independent accounting firm for the audit of the financial statements. The Company has appealed this delisting and is awaiting a hearing date from the SEC. The Company is unable to predict whether NASDAQ or SEC will act favorably on such request. The Company filed its 10-KSB and the company's stock has been trading on the Electronic Board, enabling ongoing trading of the Company's shares. The company's shares can also be seen in Investors Business Daily each Monday as listed under the Small cap listings.

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

Large Number of Shares Outstanding  - Proxy Motion Approved

Because of the recent issuance of shares of common stock to convert the Series A Preferred Stock, the Company has 24,553,684 shares of common stock available for trading, thus could adversely affect the prevailing market price of the Company's common stock.

In July of 1998 the shareholders approved a motion to issue an additional 50,000,000 common shares, and allow the Company to reverse the stock at a time deemed necessary by the Board of Directors. It is the intent of management to do a reverse once the current share price has risen, and in an amount that will increase shareholder value, not dilute the existing shareholder base. A second purpose behind the split is to raise the stock price to an amount that could have the company's' shares relisted on the NASDAQ exchange.

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

ITEM 2.           PROPERTIES

In October 1996, the Company purchased approximately 1.24 acres of land located at the Scottsdale Airpark in Scottsdale, Arizona. The Company completed construction of approximately 12,000 square feet of warehouse space and approximately 6,000 square feet of executive office space in April 1997. The Company has subsequently sold the facility on July 1, 1997 and effective July 1, 1997 leased the facility back from the buyer. The lease expires June 30, 2007.

The Company's European subsidiary is located in Gent, Belgium, and Portsmouth ,in the U.K. The office in Belgium currently leases approximately 200 square feet of office space primarily as a Sales office for approximately $818 per month. The lease is on a month-to-month basis.

The office in the U.K. which is the primary Sales, Marketing, and Distribution Center for SC&T's European operations, currently leases approximately 11,000 square feet for approximately $9,435 per month. The lease expires May 12, 2003, with a three year break option.

In June the Company leased office space in Hong Kong. A modest facility of approximately 475 sq. Ft. The monthly costs are approximately $ 1500 USD. The office is located in Sha Tin about 20 minutes north of the city.

The Company anticipates that its facilities will be sufficient to serve its needs for the next 12 months. To the extent additional warehousing space is required, the Company intends to lease off-site, short-term storage facilities.

ITEM 3.           LEGAL PROCEEDINGS

Pending or Threatened Litigation

A. Home Arcade v. SC&T
   -------------------

In 1997, Home Arcade filed suit for breach of a license agreement, a suit which alleges bad faith and fraud claims. The complaint seeks damages in excess of $900,000.00, however the principal amounts are far less. The requested relief includes trebling and punitive damages. Management has positively evaluated the issues of breach and vigorously disputes the principal amounts. Management intends to vigorously defend the case. Further, Management is in the process of filing Counterclaims alleging that SC&T, among other things, actually incurred significant losses as a result of Home Arcade's misrepresentations and breach of the licensing agreement. The litigation is pending in Santa Clara County, San Jose, California. It is expected to last approximately two years.

B. SC&T v. Brian Johnson
   ---------------------

In 1998, SC&T filed suit against a former sales person for recovery of moving expenses pursuant to the moving expense agreement, which expenses became due when Mr. Johnson resigned prior to one year from the agreement. SC&T also alleged that Mr. Johnson submitted fraudulent reimbursement vouchers. Mr. Johnson filed a counterclaim alleging he did not receive full compensation during his tenure. Management has evaluated the claims and intends to vigorously prosecute its claims against Mr. Johnson, and expects a positive judgment within one to one and one half years.

C. Federal Insurance Company v. SC&T
   ---------------------------------

SC&T constructed an office building in 1996 with LMB Contractors as the general contractor. Pursuant to contract, SC&T held back funds pending completion of the construction project. LMB has neared completion of all residual performance under the contract, but has not paid certain of LMB's subcontractors. Federal Insurance Company held a bond on LMB and has paid certain of LMB subcontractors. Federal now has an assignment from LMB for the proceeds due from SC&T, and Federal has also asserted claims under the doctrine of equitable subrogation to the effect that Federal is entitled to the hold back moneys SC&T owes to LMB. Federal has filed suit and SC&T's Answer is not yet due at the time of this correspondence. Management has indicated its commitment to pay all moneys due to LMB at the times due, and Management is in the process of analyzing the escrow documentation controlling the issues, as well as any deductions in the amounts owed to LMB which should also be deducted from amounts owed to Federal. Federal has sued for approximately $90,000.00, but there are certain deductions from that amount which will be appropriate. The amounts have not yet been determined. Management expects this matter to be resolved in a mutually acceptable manner within the next several months.

D. Jack of All Games v. SC&T
   -------------------------

In June, 1997, Jack of All Games Entertainment, Inc., sued the Company in Hamilton County, Ohio, for breach of contract regarding the purchase of 5,000 steering wheel accessories. Jack of All Games is seeking approximately $180,000 in damages. Plaintiff claims the steering wheels it received were not merchantable for the purpose for which they were intended. The Company has answered the complaint and denied all material allegations. It is anticipated that the litigation of these issues will be concluded within one year.

Unasserted Claims and Assessments

The Company has a wheel product which includes "force-feedback" technology as a new version to its racing wheel. The Company was recently contacted by Atari. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the force-feedback technology from another Company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sales of the Company's force-feedback racing wheel would be impacted, or the Company may consider engaging in a licensing agreement with Atari.

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

                                                                 Common Stock
                                                                 ------------

                                                                 Bid       Ask
                                                                 ---       ---
1997:
First Quarter.............................................       .22       .56
Second Quarter............................................       .19       .81
Third Quarter.............................................       .25      1.34
Fourth Quarter (as of October 22, 1997)...................       .56       .91

1998:
First Quarter.............................................       .06       .19
Second Quarter............................................       .14       .38
Third Quarter.............................................       .09       .16
 April 1998...............................................       .09       .16

On October 22, 1997, the Company's shares of common stock, which were traded on the NASDAQ Smallcap market under the symbol "SCTI", were de-listed by NASDAQ, and are now traded on the over the counter market. See Part I, Item 1, for further discussion. The Company has, to date, not paid a cash dividends on its capital stock, and does not anticipate declaring, or paying, any cash dividends in the foreseeable future. Instead, the Company intends to retain any earnings from operation, and other sources, to provide funds for further capitalization of anticipated growth of the business.

As of July 31, 1998 the Company's number of common shareholders was 1860.

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

                                      Period Ended April 30   Year Ended June 30
                                               1998                    1997
                                               ----                    ----
Operating Data:
Net sales                                  $4,733,558             $ 7,346,471
Net loss                                    2,085,756               6,097,193
Loss per share                                    .09                     .38
Average shares outstanding (1)             23,345,491              16,164,835

                                               Period Ended April 30,
                                                       1998
                                                       ----
Balance Sheet Data:
Working capital                                     $2,145,388
Total assets                                         4,621,814
Shareholders' equity                                 2,810,600

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

Since July 1993, the Company's monthly revenue has grown from approximately $8,000 compared to an average of $473,000 for the ten month period ended April 30, 1998. On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution Company located in Antwerp, Belgium. The Company, in an effort to reduce its European operating costs, has consolidated its European distribution operations into one central facility, located in the United Kingdom, in May, 1997. The Company formed SC&T Europe, Ltd., located in Portsmouth, England. The Belgium office remains open at this time, solely as a sales office for mainline Europe. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom operations. The Company established a subsidiary as of June 1, 1998, in Hong Kong, known as SC&T Asia Limited.

Sales for the ten month period ended April 30, 1998, were $4,733,000, compared to $7,346,000 for the year ended June 30, 1997. Average monthly sales decreased $139,000, or 19%. The primary reasons for the decrease in sales were attributable to the delays in manufacturing and delivery in the fourth quarter, of new products scheduled for sale during the 1997 Christmas selling season. The Company had a gross profit percentage of 28%, before inventory write-downs. This compares with the gross profit percentage of 26% for the year ended June 30, 1997. The Company charged operations with $834,000 in inventory obsolescence and write-downs during the ten month period. The Company expects new products will initially sell at higher profit margins. However, there can be no assurance that such margins will be maintained over the life of the product.

The Company reduced monthly operating expenses from $551,000, for fiscal 1997, to $436,000, for the period ended April 30, 1998. This reduction of 21% kept expenses in line with the decrease in sales of 19%.

The Company experienced operating losses of $2,086,000, or $.09 per share, compared to $6,097,000, or $.38 per share, for the previous fiscal year. Losses decreased 66% from the previous year.

Over the past ten months, Management has spent an inordinate amount of time and effort in addressing administrative issues and legal matters which are now resolved. Future results will benefit from a dedicated focus on sales and controlling operating expenses, to maximize profitability and return on capital employed.

The Company's total operating expenses decreased from $6,610,000 to $4,355.000 for the ten month period ended April 30, 1998. Average monthly expenses were down 21%, and were in line with the 19% decrease in sales for the period. Major spending reductions were made in legal, trade show, advertising and sales promotion activities. Resulting operating losses of $2,086,000 were down from $4,011,000 from fiscal year 1997. Decreased expenses and inventory costs, along with a favorable legal settlement of $1,825,000, were the primary reason for the decrease in operating losses. Net loss per share decreased from (.38) to (.09) for the period ended April 30, 1998.

Net sales for the year ended June 30, 1997 were $7,346,000, or $3,575,000 over net sales for the year ended June 30, 1996. Sales increases were due to a growing acceptance of the Company's products in the marketplace, and sales by European operations. Operating losses increased from $2,688,000, for fiscal year June 30, 1996, to $6,097,000 for fiscal year June 30, 1997. Losses for fiscal year 1997 included write-offs of non-recurring expenses of $3,700,000. These expenses included $833,000 for auto racing team expenses, $628,000 in legal expenses, $1,395,000 inventory adjustments and $860,000 in research and development expense for new products. Operating loss per share decreased from $(.58), for the year ended June 30, 1996, to $(.38), for the year ended June 30, 1997.

Liquidity and Capital Resources

As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital decreased from $3,375,000 for the year ended June 30, 1997 to $2,062,000 for the year ended April 30, 1998. This decrease is due to the Company's net loss at April 30, 1998. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

During the year the Company settled a lawsuit with Maxiswitch, Inc. The Company received $1,825,000 in April 1998. The Company also received $1,500,000 as proceeds resulting from a building sale and lease-back transaction negotiated by previous management, in July 1997.

Subsequent to year ended April 30, 1998, the Company entered into a factoring agreement to finance operations by factoring its North American receivables.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

Directors of the Company serve for a term of five years from their date of election to the Board of Directors.

The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                  Age     Position
----                  ---     --------

James L. Copland       48     President, Treasurer, Chairman of the Board,
                              and Chief Executive Officer
Catherine Copland      49     Secretary, Director
Harry G. Wilson        47     Director
Steve Deckrow          52     Director
Chris F. Richards*     39     Director and Vice President of Sales and Marketing
Richard W. Elwood      59     Director of Finance and Operations

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

Catherine Copland has served as a director of the Company since December 1994, as Assistant Secretary since April 1995, and as Manager of Customer Service since January 1995, and as Secretary since January 1997. Prior to this, Mrs. Copland has held various part-time administrative positions with Sun Life Insurance Company of Canada, Munich reinsurance Company of Canada, and Pantek
(US) Corp. Mrs. Copland is the wife of James L. Copland.

Harry G. Wilson has served as a director of the Company since December 1994. Since 1984, Reverend Wilson has served as President and was the founder of Extended Hands, Inc., a non-profit organization of 250 volunteers performing missionary activities and supplying medical services to widows and orphans in Guatemala and Haiti.

Steve Deckrow has been a director of the Company since September 1997. >From 1989 until 1992, Mr. Deckrow served as President for the publicly and privately held LAN VAR Systems Integration Company. From 1992 until 1994, Mr. Deckrow served as Vice President of Sales and Marketing for Next Link LLC., a telecommunications Company that provides client/server computing and systems integration services. Mr. Deckrow is presently an independent consultant, assisting companies in the launch of Internet services designed to link buyers with sellers in local markets through an on-line business/residential listings and integrated mapping directory services.

*Chris F. Richards served as Vice President of Sales and Marketing from July 1997. From April 1994 until June 1997, Mr. Richards served as Vice President of Sales and Marketing and acting General Manager of Elecom Computing Products, a manufacturer of computer and audio peripherals and accessories. From 1989 until April of 1994, Mr. Richards served as both a Regional and national Sales manager for Panasonic Communication and Systems Corporation. Mr. Richards resigned as director and Vice President of Sales and Marketing, effective July 31, 1998.

Richard W. Elwood has served as Director of Finance and Operations since February, 1998. From January, 1995 to August, 1997 Mr.Elwood served as General Manager of Government Computer Sources, Inc. Prior to this, Mr. Elwood served a 27 year career with Eaton Corporation, serving in various management capacities, including Division Controller of Fluid Power Operations and Plant Manager in the Engine Components Division.

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

                                               Fiscal             Annual
Name and Principal Position                     Year           Compensation
---------------------------                     ----           ------------

James L. Copland                                1998             $126,250
President, Treasurer,                           1997             $250,000
Chairman of the Board, and
Chief Executive Officer (1)

Thomas Bednarik
Former Chief Executive Officer
and Director (2)                                1997             $150,000

William A. Pendley
Chief Financial Officer (3)                     1997             $100,000

William Cunningham
Vice President of Operations (3)                1997             $100,000


(1) The Company has entered into a five-year employment agreement with Mr. Copland. The agreement includes non-competition and non-solicitation provisions for a 12-month period following termination of employment. The Company maintains key man life insurance on Mr. Copland in the amount of $1,000,000. The Company has assigned one-half of the proceeds of this policy to the estate of the insured.
(2) Thomas Bednarik resigned as director and Chief Executive Officer effective July 18,1997
(3)  No longer employed by the Company subsequent to June 30, 1997

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

                                            Number of Shares
          Name and Address               Beneficially Owned (1)      Percent of Total (1)
          ----------------               ----------------------      --------------------
James L. and Catherine Copland (2)           18,345,258 (3)                  43.1%

Harry Wilson (2)                                                               *

Steve Deckrow (2)                                                              *

All directors and officers as a group
(four persons)(2)                            18,365,258                      43.2%

Less than 1% of the outstanding Common Stock

(1) The number of shares and percentages shown include the shares of Common Stock which each named shareholder has the right to acquire within 60 days of April 30, 1998. In calculating percentage ownership, all shares of Common Stock which the named shareholder has the right to acquire upon exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholder. Percentages may be rounded.

(2) Each of such persons may be reached through the Company at 15695 N. 83rd way Scottsdale, Arizona 85260.

(3)  Includes common stock owned, stock options and convertible preferred stock.

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

The Company had entered into a related party receivable from its President, who is also a shareholder. the note receivable bears interest at 8.25% annually. The repayment terms provide for 36 principal payments of $500 per month, with a balloon payment of $33,814, plus interest due at the end of the term. This note was forgiven by the Board of Directors effective July 1, 1997.

James L. Copland converted 148,888 shares of common stock for $150,000 cash. The transaction has been retroactively applied to the fiscal year 1998 financial statements, and included in this filing.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                  Exhibit
------                                  -------

1.3(1)            Form of Underwriter's Warrants
1.4(1)            Form of Warrant Agreement
3.1(1)            Restated Articles of Incorporation
3.2(1)            Bylaws
4.1(2)            Form of Certificate evidencing shares of Common Stock
4.2(2)            Form of Certificate evidencing Stock Purchase Warrant
4.3(2)            Certificate of Designation of Series A Preferred Stock
4.4(2)            Form of Certificate evidencing Series A Preferred Stock
4.5(2)            Form of Certificate evidencing Series B Preferred Stock
10.1              Form of Employment Agreement between the Company and James L.
                  Copland dated July 1, 1997
21.0(2)           Subsidiaries of the Registrant
27.0*             Financial Data Schedule
----------
* Filed Herewith
(1)               Incorporated by reference to the Registrant's Registration
                  Statement on Form SB-2 (Registration No. 33-96812 LA).

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.

(b)      Reports on Form 8-K;

               On March 12, 1998, the registrant filed with the Securities Exchange Commission to change its fiscal year from June 30 to March 31.

               On June 17, 1998, the registrant filed with the Securities Exchange Commission to change its fiscal year from March 31 to April 30.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SC&T INTERNATIONAL, INC.



Date:  August 10, 1998                  /s/ James L. Copland
                                        --------------------
                                        James L. Copland, Chairman of the Board,
                                        President, Treasurer, Chief Executive
                                        Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Title                                        Date
---------                                -----                                        ----
/s/ James L. Copland               President, Treasurer, Chief Executive        August 10, 1998
----------------------------
James L. Copland



/s/ Catherine Copland              Assistant Secretary and Director             August 10, 1998
----------------------------
Catherine Copland



/s/ Harry G. Wilson                Director                                     August 10,  1998
----------------------------
Harry G. Wilson



/s/ Steve Decrow                   Director                                     August 10, 1998
----------------------------
Steve Decrow



/s/ Chris F. Richards              Director                                     August 10, 1998
----------------------------
Chris F. Richards

                            SC&T INTERNATIONAL, INC.
                            ------------------------

                                 AND SUBSIDIARY
                                 --------------

                                                                          Page
                                                                          ----
Part I Financial Information

Item 1 Financial Information

Independent Auditor's Report                                              F - 1

Consolidated Balance Sheet as of
         April 30, 1998                                                   F - 2

Consolidated Statements of Operations for the Years
         Ended April 30, 1998 and June 30, 1997                           F - 3

Consolidated Statements of Shareholders' Equity for the
         Years Ended April 30, 1998 and June 30, 1997                     F - 4

Consolidated Statements of Cash Flows for the Years
         Ended April 30, 1998 and June 30, 1997                           F - 5

Notes to Consolidated Financial Statements                                F - 6

                          Independent Auditor's Report
                          ----------------------------


The Board of Directors
SC&T International, Inc.

We have audited the accompanying consolidated balance sheet of SC&T International, Inc. and subsidiaries as of April 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the ten month period ended April 30, 1998 and the year ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of both SC&T Europe, NV, (Belgium) and SC&T Europe, LTD., (United Kingdom), wholly-owned subsidiaries, which statements reflect total assets of $1,448,000 and total revenues of $2,343,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for SC&T Europe, NV and SC&T Europe, LTD., is based solely on the report of the other auditors. The auditors of SC&T Europe, LTD., issued an adverse opinion on the subsidiary's financial statements, due to uncertainties about the Company's ability to provide the necessary financial support to the subsidiary.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SC&T International, Inc. and subsidiaries as of April 30, 1998 and the consolidated results of their operations and their cash flows for the ten months ended April 30, 1998 and the year ended June 30, 1997 in conformity with generally accepted accounting principles.

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


EVERS & COMPANY, LTD

August 6, 1998
Phoenix, Arizona

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1998

                                        ASSETS

Current Assets:
         Cash and cash equivalents                                         $    861,560
         Receivables                                                            741,709
         Inventory                                                            2,047,639
         Other current assets                                                   136,037
                                                                           ------------
                  Total current assets                                        3,786,945

Property and equipment                                                          670,080
Other assets                                                                    164,789
                                                                           ------------

                                                                           $  4,621,814
                                                                           ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

         Accounts payable                                                  $  1,324,511
         Accrued expenses                                                       190,463
         Advances from factor                                                   116,252
         Current portion of capital lease obligation                             10,331
                                                                           ------------

                  Total current liabilities                                   1,641,557
                                                                           ------------

Capital lease obligation, net of current portion                                 23,793
Deferred gain on sale/leaseback of building                                     145,864

Shareholder's equity:
   Preferred stock, 5,000,000 shares authorized
      Series A, $.01 par, 173 shares issued and outstanding                           2
      Series B, $.100,000 stated value, 15 shares issued and outstanding      1,500,000
   Common stock, $.01 par value, 75,000,000 shares authorized
      23,153,684 shares issued and outstanding                                  231,538

   Additional paid-in capital                                                13,280,027
   Currency translation                                                         (54,713)
   Accumulated deficit                                                      (12,146,254)
                                                                           ------------

                                                                              2,810,600
                                                                           ------------

                                                                           $  4,621,814
                                                                           ============

   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Ten Month Period Ended April 30, 1998 and the Year Ended June 30, 1997

                                                          1998            1997
                                                          ----            ----
Net Sales                                             $  4,733,558    $  7,346,471

Cost of goods sold
             Cost of goods sold                          3,424,081       5,497,851
             Inventory adjustment to carrying value        834,900       1,395,975
                                                      ------------    ------------
                                                         4,258,981       6,893,826
                                                      ------------    ------------

Gross profit                                               474,577         452,645
                                                      ------------    ------------

Selling, general and administrative expenses
             salaries and benefits                       1,140,345       1,302,239
             Selling and promotion                       1,072,065       2,074,097
             Office and administrative                     900,206       1,298,976
             Research and development                      317,593         859,971
             Consulting fees                               120,005         260,685
             Other                                         805,163         814,362
                                                      ------------    ------------
                                                         4,355,377       6,610,330
                                                      ------------    ------------

Loss from operations                                    (3,880,800)     (6,157,685)
                                                      ------------    ------------
Other income (expense):
             Interest income                                17,125         273,623
             Interest expense                              (47,081)       (213,131)
             Gain from legal settlement                  1,825,000            --
                                                      ------------    ------------
                                                         1,795,044          60,492
                                                      ------------    ------------

Net loss                                              $ (2,085,756)   $ (6,097,193)
                                                      ============    ============

Net loss per common share                             $      (0.09)   $      (0.38)
                                                      ============    ============

Weighted average common shares outstanding            $ 23,345,491    $ 16,164,835
                                                      ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                  Consolidated Statement of Shareholders Equity
 For the Ten Month Period Ended April 30, 1998 and the Year Ended June 30, 1997

                                           Common Stock           Preferred Stock        Additional
                                           ------------           ---------------          Paid-in
                                       Shares        Amount     Shares         Amount      Capital
                                       ------        ------     ------         ------      -------
Balance at June 30, 1996              5,085,415      50,854     1,051             11     15,097,557

Issuance of stock for liabilities        18,332         183      --             --           27,315

Conversion of preferred stock        18,031,526     180,316      (333)            (4)      (165,250)

Currency translation                       --          --        --             --             --

Net Loss                                   --          --        --             --             --

                                     ---------------------------------------------------------------

Balance at June 30, 1997             23,135,273     231,353       718              7     14,959,622

Conversion of preferred stock         5,450,000      54,500      (545)            (5)       (54,495)

Conversion of president's common
   stock to Series B Preferred       (1,648,444)    (16,484)       15      1,500,000     (1,633,516)

Cancellation of treasury stock       (3,783,145)    (37,831)     --             --            8,416

Currency translation                       --          --        --             --             --

Net Loss                                   --          --        --             --             --

                                     ----------------------------------------------------------------

Balance at April  30, 1998           23,153,684     231,538       188      1,500,002     13,280,027
                                     ================================================================

                                         Treasury Stock
                                         --------------            Currency     Accumulated
                                      Shares          Amount      Translation     Deficit
                                      ------          ------      -----------     -------
Balance at June 30, 1996             (200,000)       (29,415)       (23,271)    (3,963,305)

Issuance of stock for liabilities        --             --             --             --

Conversion of preferred stock            --             --             --             --

Currency translation                     --             --          (50,980)          --

Net Loss                                 --             --             --       (6,097,193)

                                     ------------------------------------------------------

Balance at June 30, 1997             (200,000)       (29,415)       (74,251)   (10,060,498)

Conversion of preferred stock            --             --             --             --

Conversion of president's common
   stock to Series B Preferred           --             --             --             --

Cancellation of treasury stock        200,000         29,415           --             --

Currency translation                     --             --           19,538           --

Net Loss                                 --             --             --       (2,085,756)

                                     ------------------------------------------------------

Balance at April  30, 1998               --             --          (54,713)   (12,146,254)
                                     ======================================================

   The accompanying notes are an integral part of these consolidated financial statements.

SC & T INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Ten Month Period Ended April 30, 1998 and the Year Ended June 30, 1997

                                                                                     1998           1997
                                                                                     ----           ----
Cash flows from operating activities:
Net loss                                                                          $(2,085,756)   $(6,097,193)

    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     141,055        142,149
    Amortization of deferred gain on sale leaseback                                   (13,252)             0
    Loss on disposition of property and equipment                                           0        138,944
    Decrease (increase) in accounts receivable                                        101,400       (102,655)
    Decrease (increase) in inventory                                                  417,884     (1,033,442)
    Decrease (increase) in other assets                                              (147,652)       168,553
    Increase (decrease) in accounts payable                                           428,052       (169,854)
    Decrease in accrued expenses                                                      (12,830)       (50,205)
                                                                                  -----------    -----------

                   Net cash used in operating activities                           (1,171,099)    (7,003,703)
                                                                                  -----------    -----------
Cash flows from investing activities:
    Proceeds from sale leaseback of building                                        1,408,577              0
    Purchase of property and equipment                                               (412,121)    (1,656,749)
                                                                                  -----------    -----------
                   Net cash provided by (used in) investing activities                996,456     (1,656,749)
                                                                                  -----------    -----------
Cash flows from financing activities:
         Repayment of debt                                                                  0        (85,350)
         Cash payment for stock acquired from president                              (150,000)             0
         Currency translation                                                          19,538        (50,980)
         Payment of capital lease obligations                                          (8,225)          (785)
    Proceeds from issuance of stock                                                         0         15,062
    Advances from (repayments to) factor                                              116,252       (121,368)
                                                                                  -----------    -----------

                   Net cash provided by financing activities                          (22,435)      (243,421)
                                                                                  -----------    -----------

Net increase (decrease) in cash                                                      (197,078)    (8,903,873)
Cash, beginning of period                                                           1,058,638      9,962,511
                                                                                  -----------    -----------

Cash, end of period                                                               $   861,560    $ 1,058,638
                                                                                  ===========    ===========
Supplement disclosure of cash flow information
----------------------------------------------
Cash paid for interest                                                            $    47,081    $   213,131
                                                                                  ===========    ===========

Supplementary schedule of non cash investing and financing
----------------------------------------------------------
During 1998, the Company converted preferred and treasury stock into common stock. The Company also converted the president's common stock to Series B preferred.
During 1997, the Company issued 18,332 shares of common stock in partial satisfaction of a liability for $27,498.
The Company leased equipment with a cost of $11,303 in 1998 and $18,131 in 1997.

  The accompanying notes are an integral part of these consolidated financial statements.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

1.   Summary of Significant Accounting Policies:
     -------------------------------------------

     The following is a summary of the significant accounting policies followed by SC&T International, Inc. These policies conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     b.  Operations
         ----------

         The Company sells, markets and distributes consumer electronic products and personal computer accessory products, from facilities located in Arizona and the United Kingdom. The Company closed its offices in Belgium during 1998 and consolidated those operations in the United Kingdom.

     c.  Reclassifications
         -----------------

         Certain prior period amounts have been reclassified to conform to the current period presentation. During 1998, the Company changed its fiscal year from June 30 to April 30.

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

     f.  Property and Equipment
         ----------------------

         Property and equipment are recorded at cost. Depreciation is provided, on the straight-line method, over the estimated useful lives of the assets, which range from 3 to 10 years.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997


1.   Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     g.  Revenue Recognition
         -------------------

         Sales are recorded  when the  product is  shipped.  The  Company  sells product through internal sales personnel, as well as independent sales representatives. An allowance is recorded to reflect estimated returns of products from customers.

     h.  Research and Development
         ------------------------

         Research and development costs for new products are expensed as incurred.

     i.  Advertising
         -----------

         Advertising costs, which include the costs of sponsoring racing events, are expensed as incurred. Advertising costs for the years ended April 30, 1998 and June 30, 1997 were approximately $686,000 and $883,000 respectively.

     j.  Income Taxes
         ------------

         Income taxes are accounted  for under the asset and  liability  method.
              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, including operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect in deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     l.  Loss Per Common Share
         ---------------------

         Loss per common share is based on the weighted average number of common shares outstanding during the respective years. Warrants, options and convertible preferred stock were anti-dilutive at April 30, 1998 and June 30, 1997. The conversion of preferred stock to common, including the surrender of the president's shares and the re-issuance of treasury stock resulted in weighted average shares of approximately 210,000 during 1998.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

2.   Contingency
     -----------

     The Company has reported  net losses of  approximately  $2,100,000  for the year ended April 30, 1998 and had an accumulated deficit of approximately $12,300,000 at that time. Management attributes these losses primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, allowances for inventory obsolescence related to the limited marketability of older generation products and costs associated with financing activities prior to the Company's initial public offering. To date, operating revenues have not been sufficient to cover these costs.

     Unless the Company can generate cash from operations sufficient to fund all of its operating needs, the Company will be required to obtain additional financing to continue operations. Management intends to actively explore both debt and equity financing, as well as holding discussions with potential merging partners in order to obtain such financing.

     The Company has not yet developed and implemented a plan to ensure compliance of its systems in the Year 2000.

     These financial statements do not contain any adjustments to the carrying value of assets and liabilities, related to recoverability, should the Company be unable to continue as a going concern.

3.   Cash Concentrations and Restrictions
     ------------------------------------

     At  April 30, 1998, the Company  maintained cash accounts with a securities
         broker  that  exceeded   federally   insured  limits  by  approximately
         $600,000.

4.   Receivables
     -----------

     Receivables consist of the following at April 30, 1998:

         Trade accounts receivable (see factoring agreement - Note 8)    $1,267,875
         Other                                                                8,922
         Allowance for returns and doubtful accounts                       (535,088)
                                                                         ----------
                                                                         $  741,709
                                                                         ==========

5.   Inventory
     ---------

     Inventory consists of the following at April 30, 1998:

         Finished goods                                                  $2,584,411
         Advances on purchases of inventory                                 133,048
         Allowance for obsolescence                                        (669,820)
                                                                         ----------
                                                                         $2,047,639
                                                                         ==========

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

5.   Inventory, continued
     --------------------

     Advances on  purchases  of  inventory  are for  inventory  currently  being manufactured or anticipated to be manufactured in the near future. The Company relies on a limited number of suppliers and contract manufacturers for the production of its products. As such, the Company experienced delays in the anticipated delivery schedules for its products during both 1998 and 1997. Subsequent to year end, the company shifted the manufacturing of its products to a new manufacturer in Hong Kong. The company also reached a verbal settlement with its prior manufacturer. The settlement required the Company to pay $300,000 for release of certain inventory and supplies.

     The allowance for obsolescence and the inventory adjustment to carrying value consist of reductions in the market value of the Company's existing product line in anticipation of a new generation of products to be released.

6.   Property and Equipment
     ----------------------

     Property and equipment consist of the following at April 30, 1998.


         Office furniture and equipment                   $ 487,416
         Tools & dies                                       475,530
         Warehouse equipment                                 11,303
                                                          ---------
                                                            974,249
         Less accumulated depreciation                     (304,169)
                                                          ---------
                                                          $ 670,080
                                                          =========
7.   Bank Line of Credit
     -------------------

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

8.   Factoring Agreements
     --------------------

     In November, 1997, the Company entered into a factoring agreement with the Commercial Financial Group (CFG) to factor its accounts receivable. The terms of the agreement provided for advances of up to 50% of receivables factored and a 2% discount factor payable to the factor upon submission of invoices. Additional fees were charged when the invoices remained unpaid after 30 days and the Company was also required to repurchase any invoices outstanding over 90 days. The agreement was secured by substantially all assets of the Company.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

8.   Factoring Agreements, continued
     -------------------------------

     In May, 1998, the Company changed factors which resulted in an early termination penalty of $12,000 to CFG. The new factoring arrangement provides for a fee equal to 1.5% of all invoices factored plus interest equal to the bank's base rate plus 2% on all outstanding balances advanced. The factor has assumed credit risk related to receivables factored, however the Company is responsible for all customer disputes and counterclaims. The agreement is secured by accounts receivable, inventory, certain other assets of the Company and the personal guarantees of certain officers.

9.   Lease Commitments
     -----------------

     The Company leases office equipment under various capital and operating leases which require monthly payments which range from $89 to $909, that expire from November, 1998 through April, 2001. The Company also leases its corporate apartment under an operating lease. Under the lease, the monthly rent is approximately $750, and the Company is responsible for certain expenses.

     The Company leases its U.K. facility for $9,435 per month through May, 2003, with an option to break the lease in May, 2000.

     On July 1, 1997, the Company completed a sales-leaseback transaction involving the land and building on which the Company's headquarters are located. The sales price of the property was $1,500,000, which resulted in a gain of approximately $159,000, that is being deferred and amortized over the lease term. The leaseback is for a ten-year period and grants the Company the right of first refusal to purchase the building. The terms of the lease also require the Company to pay all operating expenses associated with the building.

     Future minimum lease obligations are as follows:

         Year ending April 30,                                 Capital      Operating
         ---------------------                                 -------      ---------
              1999                                            $  15,333    $   278,951
              2000                                               15,333        277,201
              2001                                               12,504        170,110
              2002                                                 -           171,670
              2003                                                 -           171,670
              Thereafter                                           -           780,680
                                                              ---------    -----------
                                                                 43,170    $ 1,850,282
                                                                           ===========
         Less amounts representing  interest at 18%               9,046
                                                              ---------
         Present value of capital lease obligations              34,124

         Current portion                                         10,331
                                                              ---------

         Capital lease obligations, net of current portion    $  23,793
                                                              =========

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

9.   Lease Commitments, continued
     ----------------------------

     Rent expense for the years ended April 30, 1998 and June 30, 1997, was approximately $216,126 and $128,000, respectively.

10.  Equity
     ------

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

     During the years ended April 30, 1998 and June 30, 1997, 545 and 333 shares of preferred stock were converted into 5,450,000 and 18,031,516 shares of common stock, respectively.

     During 1998, the Company  reached  agreements  with preferred  shareholders owning 680 shares of preferred stock. The stock was tendered for conversion at a fixed conversion price of $1.00 per share. In addition, the holders of the stock are to receive warrants to purchase one-third of the number of shares which they receive at a price of $1.75 per share subject to anti-dilution provisions. The Company did not have an adequate number of authorized shares to cover the warrants, employee stock options and the remaining preferred shareholders. In order to allow the Company to have sufficient shares for these transactions, the President of the Company returned 1,648,444 of his shares to the Company. Subsequent to year end, the shareholders of the Company approved the issuance of 15 shares of $100,000 stated value preferred stock to the president in exchange for 1,500,000 shares of common stock returned. The preferred shares are convertible into common stock at the rate of 12 shares for every $1 of face value of the Series B Preferred Stock. In addition, the president received $150,000 in cash for the additional 148,444 shares returned. The transaction has been retroactively applied to the 1998 financial statements.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

10.  Equity, continued
     -----------------

     In conjunction with its public offering in 1995, the Company issued 450,000 redeemable common stock purchase warrants. Each warrant represented the right to purchase one-half share of common stock at a price of $7.00 per share, subject to adjustment under certain circumstances. The warrants expire three years from December, 1995. Each warrant is immediately exercisable. The warrants are redeemable by the Company for $.05 per warrant upon 30 days notice mailed within 20 days after the closing bid price of the common stock has equaled or exceeded $8.00 per share for a period of 20 consecutive trading days. The Company received cash of approximately $45,000.

     In  January,  1996,  the Company  issued an  additional  67,500  redeemable
         common  stock  purchase   warrants.   The  Company   received  cash  of
         approximately $6,750.

     In July, 1998, the shareholders authorized an increase in the Company's authorized common shares from 25,000,000 to 75,000,000. They also approved a reverse stock split of the common stock in a ratio to be determined by the board.

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

     The Company reached agreements with approximately 94% of the preferred shareholders prior to October 20, 1997. However, due to the resignation of the Company's auditors and their notification with the SEC on September 17, 1997, the Company failed to file its 10-K with the Securities and Exchange Commission in a timely manner. On October 21, 1997, NASDAQ notified the Company that it had determined to delist the Company's securities from the NASDAQ Small Cap Market effective with the close of business on October 21, 1997 due to the Company's inability to comply with its filing requirements.

12.  Income Taxes
     ------------

     The components of the net deferred tax assets at April 30, 1998, assuming a 40% effective tax rate, are as follows:

              Allowance for doubtful accounts and sales returns     $   210,000
              Allowance  for inventory obsolescence                     270,000
              Net operating loss carry-forward                        4,720,000
              Less valuation allowance                               (5,200,000)
                                                                    -----------
                                                                    $         -
                                                                    ===========

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

12.  Income Taxes
     ------------

     At April 30, 1998, the Company has net operating loss carry-forwards of approximately $11,500,000, which are available to offset future taxable income for federal and state income tax purposes. These loss carry-forwards will begin to expire from 2010 to 2013 for federal purposes and from 2000 to 2003 for state purposes.

     Due to various changes in ownership, the Company's initial public offering and the private offering of Series A Preferred Stock during the years ended June 30, 1995, 1996 and 1997, the availability of these net operating losses will be restricted as provided under Internal Revenue Code Section 382 and related regulations.

     At April 30, 1998, the Company had recorded a valuation allowance of $5,200,000 for deferred tax assets because the benefit of those temporary differences may not be realized. This represents an increase of $1,420,000 over the prior year.

13.  Legal settlement
     ----------------

     In May of 1995, the Company filed suit against Maxi Switch and its corporate affiliates for misappropriation of trade secrets and breach of contract in connection with the Company's multimedia keyboard technology. In May of 1997, a jury awarded the Company $3,000,000, plus $125,000 in attorneys' fees. The defendants had filed counterclaims for defamation, but the jury denied those counterclaims in their entirety. In October of 1997, the defendants filed a timely Notice of Appeal. However, in April 1998, Maxi Switch and the Company agreed to settle the claim for $1,825,000. The gain has been recorded in the 1998 financial statements.

14.  Related Party Transactions:
     ---------------------------

     During 1998, the Board of Directors forgave a receivable from the Company's
         President of approximately $38,000.

     On July 1, 1997, the Company entered into a new five-year employment agreement with its Chief Executive Officer. The agreement provides for a base salary, certain benefits plus an incentive bonus to be determined at the sole discretion of the Board of Directors. As part of the agreement, the officer and his wife received cash payments for accumulated accrued vacation and forgiveness of all amounts owed by them to the Company. The vacation and indebtedness were approximately $60,000 and $38,000, respectively. The agreement also contains termination provisions and a one-year non-competition clause.

15.  Significant Customer and Suppliers
     ----------------------------------

     The Company had a significant  customer which  accounted for  approximately
         12% of the Company's total revenues for the years ended April 30, 1998. The Company had a different customer during 1997 whose purchases totaled 12% of sales as well. The accounts receivable balance from the significant customer totaled approximately $50,000 at April 30, 1998. Additionally, a significant portion of the Company's sales are generated from its wheels and a limited number of other products.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

16.  Disclosures About Fair Value of Financial Instruments
     -----------------------------------------------------

     Fair value estimates are made at a specific  point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect the estimates.

     Since the fair value is estimated as of April 30, 1998, the amounts that will actually be realized or paid at settlement of the instruments could be significantly different.

     The carrying amount of cash and cash  equivalents is assumed to be the fair value because of the liquidity of these instruments. Accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. Inventory has been reduced to estimated market value. Advances from the factor bear interest at current market rates.

17.  Options and Warrants
     --------------------

     The Company  has a  qualified  incentive  stock  option  plan  for  its key employees, consultants and independent contractors. The grants generally vest over three years and expire in 2005 or upon termination of employment, if not utilized. Due to limited availability of the Company's authorized stock, the options may not able to be exercised. Activity for 1997 and 1998 follows:

                                                       Options           Price
                                                       -------           -----
         Options outstanding at July 1, 1996           576,585        $1.00-5.70
         Granted                                       625,000             $1.00
         Canceled or expired                          (226,585)       $1.00-5.70
                                                     ---------
         Options outstanding at June 30, 1997          975,000             $1.00
         Granted                                       270,000             $1.00
         Canceled or expired                          ( 65,000)            $1.00
                                                     ---------
         Options outstanding at April 30, 1998       1,180,000             $1.00
                                                     =========

     The Company  continues  to  account  for stock  options in  accordance  APB
         Opinion #25, whereby the option costs to employees are not recognized in the statement of operations. The results of operations would not have been significantly different, had the Company elected to reflect the option cost in its statement of operations during the years ended April 30, 1998 and June 30, 1997.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

17.  Options and Warrants, continued
     -------------------------------

     In connection with the Company's private placement in June, 1996, the Company issued warrants to purchase 108,490 shares of common stock. The warrants are exercisable immediately at $7.75 per share and expire on June 17, 2001. The Company issued 517,500 warrants to its underwriter in connection with its initial public offering 454,000 IPO warrants. The underwriter's warrants are exercisable for a period of four years commencing one year from December 15, 1995 at a per share exercise price equal to $6.25 per share of common stock and $.125 per IPO warrant.

18.  Litigation and Unasserted Claims
     --------------------------------

     In August of 1995, Network Technical Services sued the Company for approximately $150,000 in a breach of contract action alleging the failure of SC&T to pay for certain cables delivered by Network. This litigation was settled during 1998 for $45,000 and the corresponding liability has been reflected in the accompanying financial statements.

     In September of 1997, Activision filed suit against the Company for breach of contract seeking $43,250 related to the cancellation of a shipment of goods. Management denies responsibility due to the unavailability of the second shipment. Both parties have agreed to explore the use of a new bundling agreement to resolve the current litigation.

     In  September  of 1997,  Home  Arcade  filed suit  against  the Company for breach of a license agreement, which alleges bad faith and fraud claims. Home Arcade demanded $300,000 for breach of contract, requesting that the amount be trebled to $900,000 for trebling and punitive damages. Management has evaluated the issues of breach and disputes the principal amounts. The Company is in the process of filing counterclaims alleging that SC&T incurred significant losses as a result of Home Arcade's misrepresentations and breach of licensing agreement.

     In June of 1997, Jack of All Games Entertainment, Inc. sued the Company for breach of contract regarding a purchase order for wheel accessories. Jack Of All Games is seeking approximately $180,000 in damages. Management acknowledged difficulties with the wheels and attempted to negotiate an amicable resolution with Jack of All Games. Two weeks prior to the court date in June, JOAG dismissed its complaint and refiled a new complaint. Management believes that it has certain legal defenses, but legal counsel is unable to determine whether any other of JOAG's claims have merit and to what extent JOAG may have been damaged. It is, therefore, not possible to determine the Company's potential exposure at present, and no provision for the liability has been made in the accompanying financial statements.

     In conjunction with the construction of its office building in 1996, the Company held back certain funds from the contractor pending completion of the contract. The contractor did not pay certain of its subcontractors and consequently the contractor's bonding company was required to pay the subcontractors. The bonding company has now filed suit against SC&T for recovery of amounts due to the contractor. Although management has not yet filed its answer to the claim, it has indicated commitment to pay all amounts when due. The company has provided for this liability in the April 30, 1998 financial statements.

                  S C & T INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        April 30, 1998 and June 30, 1997

18.  Litigation and Unasserted Claims, continued
     -------------------------------------------

     SC&T filed suit against a former employee for recovery of moving expenses, which expenses became due when the employee resigned prior to one year from the agreement. The employee filed a counterclaim alleging that he did not receive full compensation during his tenure. Management has evaluated the claims and expects a positive judgment within one to one and one half years.

     As disclosed in note 11 to the financial statements, the Company was delisted from the NASDAQ stock market in October, 1997. In the event the Company's stock does not commence trading on the NASDAQ stock market again, the Company may be exposed to claims from its preferred shareholders.

19.  Foreign Operations
     ------------------

     The Company operated sales facilities in the United Kingdom and Belgium during 1998 and 1997. These offices distribute substantially the same product line as the U.S. operations. During the year ended April 30, 1998, sales and net loss generated from foreign operation were approximately, $2,340,000 and $1,200,000, respectively. For the year ended June 30, 1997, sales and net income generated from foreign operations were approximately $3,795,000 and $231,000, respectively. The Company closed its offices in Belgium during 1998. Significant assets used in these operations, at April 30, 1998, are as follows:

         Cash                                          $64,000
         Receivables                                   338,000
         Inventory                                     883,000
         Other                                         161,000

     The Company's foreign operations do not have any significant investment in property and equipment.

20.  Commitments
     -----------

     The Company has entered into a consulting and royalty agreement with various companies, which require payments based upon either the sales or purchases the vendor's products.
                                      F-16