Form 10QSB
period 1998-07-31
SC&T INTERNATIONAL INC
filed 1998-09-15
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998.
Commission File Number: 0-27382.

                            SC&T International, Inc.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


           Arizona                                            86-0737579
-------------------------------                    -----------------------------

(State or other jurisdiction of                    (IRS Employer Identification)
incorporation or organization)


                 15695 North 83rd Way, Scottsdale, Arizona 85260
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (602) 368-9490
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of September 10, 1998, latest practicable date: 24,553,684 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                                   ---   ---

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY



                                                                            Page
Part I    Financial Information

Item 1    Financial Information

          Consolidated Balance Sheet as of July 31,1998                      3

          Consolidated Statements of Operations for the Three Months
                 Ended July 31,1998 and July 31,1997                         5

          Consolidated Statement of Shareholders' Equity for the Three
                 Months Ended July 31,1998                                   6

          Consolidated Statements of Cash Flows for the Three Months
                 Ended July 31,1998 and July 31, 1997                        7

          Notes to Consolidated Financial Statements                         8

Item 2    Management's Discussion and Analysis                              10

Part II   Other Information

Item 1    Litigation                                                        14

Item 2    Change in Securities                                              14

Item 3    Defaults Upon Senior Securities                                   14

Item 4    Submission of Matters to a Vote of Security-Holders               15

Item 5    Other Information                                                 15

Item 6    Exhibits & Reports on Form 8-K                                    15

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  July 31,1998


                                     ASSETS

Current assets:
           Cash                                                       $   13,528

           Receivables                                                 1,249,381

           Inventory                                                   1,741,215

           Other current assets                                          178,385
                                                                      ----------

                        Total current assets                           3,182,509

Product development costs, less accumulated amortization of $

Property and equipment, less accumulated depreciation of $               728,265

Other assets                                                             152,989
                                                                      ----------

                                                                      $4,063,763
                                                                      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  July 31,1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                              $  1,250,001


     Common stock payable                                               103,130
     Advances From Factor                                               409,608
     Accrued expenses                                                   297,766
                                                                    -----------

                  Total current liabilities                           2,060,505





Long term liabilities - Deferred Income-Long Term                       187,646

Shareholders' equity:
     Common stock, $0.01 par; authorized 25,000,000 shares;
         23,135,263 shares issued and 22,935,263 shares
         outstanding                                                    231,536

     Series  A preferred stock, $0.01 par; authorized 5,000,000
         shares; 153 shares issued and outstanding                            2
     Series B preferred stock, $100,000 Stated Value, 15 shares
         issued and outstanding                                       1,500,000

     Additional paid-in capital                                      13,280,028



     Currency translation                                                58,782

     Accumulated deficit                                            (13,254,736)
                                                                   ------------

                  Total shareholders' equity                          1,815,612
                                                                   ------------

                                                                   $  4,063,763
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 1998 and 1997


                                                        1998            1997
                                                   -------------   ------------

Net sales                                          $  1,079,982    $  1,178,685

Cost of goods sold                                      950,840       1,266,824
                                                   ------------    ------------

Gross profit                                            129,142         (88,139)

Selling, general and administrative expenses:
      Payroll and payroll taxes                         325,464         517,687
      Selling and promotion                             215,535         757,065
      Office and administrative                         352,375         573,282
      Research and development                           21,952          55,623
      Consulting fees                                       427         106,580
      Other                                             133,603         157,958
                                                   ------------    ------------


                                                      1,049,356       2,168,195
                                                   ------------    ------------

Loss from operations                                   (920,214)     (2,256,334)

Other income (expense):
      Interest income                                     3,720          39,177
      Interest expense                                     (595)         30,968
                                                   ------------    ------------

Loss before income tax                                 (917,089)     (2,186,189)

Income tax expense                                           --              --
                                                   ------------    ------------

Net loss                                           $   (917,089)   $ (2,186,189)
                                                   ============    ============

Net loss from operations per common share          $      (0.04)   $      (0.08)
                                                   ============    ============

Net loss per common share                          $      (0.04)   $      (0.08)
                                                   ============    ============

Weighted average common shares outstanding           23,568,516      23,135,273
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the Three Months Ended July 31,1998


                                        Common Stock       Preferred Stock    Additional Treasury Stock
                                        ------------       ---------------     paid-in   --------------    Currency    Accumulated
                                     Shares     Amount   Shares    Amount      capital   Shares   Amount  translation     deficit
                                   ----------  --------  ------- ----------  ----------- ------  -------- ------------ ------------
Balance at  April 30,1998          23,153,684  $231,538    188   $1,500,002  $13,280,028         $        $            $(12,146,254)

Prior period inventory valuation
    adjustment                                                                                                             (191,393)

Preferred stock issuance costs             --        --     --           --           --     --        --           --           --
Issuance of common stock                   --        --     --           --           --     --        --           --           --
Preferred stock conversion                 --        --     --           --           --     --        --           --           --
Currency translation                       --        --     --           --           --     --        --       58,782           --

Net loss                                   --        --     --           --           --     --        --           --     (917,089)
                                   ----------  --------  -----   ----------  ----------- ------  -------- ------------ ------------

Balance at  July 31,1998           23,153,684  $231,536    188   $1,500,002  $13,280,028         $        $     58,782 $(13,254,736)
                                   ==========  ========  =====   ==========  =========== ======  ======== ============ ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 1998 and 1997

                                                                                         1998              1997
                                                                                      ---------       -----------
Cash flows from operating activities:
        Net loss                                                                      $(917,089)      $(2,186,189)

        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                            156,797           430,828
               (Increase) decrease in accounts receivable                              (507,672)          929,207

               Decrease in allowance for doubtful accounts                                   --                --
               (Increase )decrease in inventories                                       306,424           867,651
               (Increase) decrease in advances on purchases of
                      inventory                                                              --
               (Increase)decrease in other current assets                               (42,348)         (157,383)
               Consigned Inventory                                                      187,646                --
               Increase in prepaid expenses                                              11,800                --
               Increase in other assets                                                      --           (27,632)
               Increase (Decrease) in accounts payable                                  (74,570)          (28,612)
               Increase (Decrease) in accrued expenses                                 (253,166)          178,976
                                                                                      ---------       -----------
                      Net cash used in operating activities                            (215,089)        2,193,035
                                                                                      ---------       -----------

Cash flows from investing activities:
        Purchase of property and equipment                                                   --           (29,666)
        Development costs                                                                    --
        Loans to related parties                                                             --
                                                                                      ---------       -----------
                      Net cash used in investing activities                                               (29,666)
                                                                                      ---------       -----------

Cash flows from financing activities:
        Currency translation                                                             58,782
        Net borrowings under line of credit agreement                                        --
        Principal payments on short-term debt                                                --
        Principal payments on long-term debt                                                 --
        Proceeds from note payable, related party                                            --                --
        Net repayments on related party loans                                                --
        Net borrowings on notes payable, bank                                                --                --
        Preferred stock issuance costs                                                       --
        Change in advances from factor                                                  225,364
                                                                                      ---------       -----------
                      Net cash (used in)provided by financing activities                284,146                --
                                                                                      ---------       -----------
Net (decrease)increase in cash                                                         (848,032)          (22,820)

Cash, beginning of period                                                               861,560         1,890,694
                                                                                      ---------       -----------

Cash, end of period                                                                   $  13,528       $ 1,867,874
                                                                                      =========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Interim financial reporting:

         The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended July 31,1998 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30,1999.

         Reclassification:

         Certain prior period amounts have been reclassified to conform to the current period presentation.


2..      Common Stock:

On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were delisted from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. The Company has complied with all reporting requirements in a timely manner since retaining Evers & Company in October, 1997. The company has completed and filed its 10K report for the year ended April 30,1998.

The company has entered into agreements with the holders of 98% of the Series A Preferred Stock hereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share ( the "Fixed Conversion "). The holders of Series A Preferred Stock waive all other conversion rights which they may have pursuant to any agreement. In addition to the fixed conversion price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursuant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions ( the "Warrant Shares"). The Company did not have an adequate number of authorized shares to cover the warrants, employee stock options and the remaining preferred shareholders. In order to allow the Company to have sufficient shares for these transactions, the President of the Company returned 1,648,444 of his shares to the Company. Subsequent to year end, the Board of Directors approved the issuance of 15 shares of Series B Preferred Stock at $100,000 stated value per share to the President in exchange for 1,500,000 shares of common stock returned. The preferred shares are convertible into common stock at the rate of 12 shares for

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


every $1 of face value of the Series B Preferred stock. In addition, the President received $150,000 in cash for the additional 148,444 shares returned. The transaction has been retroactively applied to the 1998 financial statements.


3. Proxy Approval

In July, 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000. The second motion approved was to authorize a reverse split. Management's current intent is not to reverse the stock until the Company' share price has increased and the Company reaches profitability. At this time the Company has not set a date for a reverse split, but does not expect a reverse split until early in calendar year or until such time as the common share value has improved.


4. Commitments and Contingencies

         Operating leases:

         In October 1996, the Company purchased approximately 1.24 acres of land located at the Scottsdale Airpark in Scottsdale, Arizona. The Company completed construction of approximately 12,000 square feet of warehouse space and approximately 6,000 square feet of executive office space in April 1997. The Company has subsequently sold the building on June 30, 1997 and effective July 1, 1997 leased the building back from the buyer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report on form 10SB that are not purely historical are forward-looking statements within the meaning of the
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 1999 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

         SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the computer and video game industries under its PLATINUM SOUND and PER4MER registered trademarks.. The Company's products include sub-woofer and speaker sound enhancement systems, PC volume controllers, and a line of PC and video arcade racing wheels for SEGA, Nintendo, Sony Playstation and IBM-PC's. The Company's multimedia keyboards line has been discontinued, in favor of a second generation product targeted at the corporate market. This second generation, featuring an enhanced Voice Recognition product, has been completed but at this time has not been introduced into the market.

         On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. The Company, in an effort to reduce its European operating costs, consolidated its European distribution operations into one central facility located in the United Kingdom, in May 1997. The Company formed SC&T Europe Limited, located in Portsmouth England. The Belgium office was closed in August, 1998. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom operations.

         Despite the expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses have exceeded revenue, resulting in a net loss of approximately $917,000 for the three months ended July 31,1998. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. Although these expenses were kept to a minimum during the quarter, the Company expects these costs to increase at a reduced rate when compared to the expected rate of increase in sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Operating results of the Company for the three month period ended July 31,1998 and 1997.

Net Sales

         Net sales for the three months ended July 31,1998 decreased to approximately $1,079,000 or approximately $99,000 less than net sales for the three months ended July 31,1997. The net change in sales was approximately 8%.

Gross Profit

         The Company's gross profit percentage for the three months ended July 31,1998 before special inventory adjustments was approximately 25%. The Company's cost of sales includes inventory write-downs, returns and special adjustments. The Company charged operations over $400,000 for the period ended July 31,1997. Gross profit for the period before inventory write downs was 26%. Gross profit margins are affected by several factors, including the product mix between the Company's products. Typically, products sell at gross profit margins ranging from 20% to 40%. The Company anticipates that new products will initially sell at higher gross profit margins. However, there can be no assurance that higher margins will be maintained over the life of the product.


Payroll and Payroll Taxes

         The Company's payroll and payroll tax expense decreased from approximately $517,000 in the three months ended July 31,1997 to approximately $325,000 for the three months ended July 13,1998, or approximately 37%. Substantial cost reductions were made in executive salaries, relocation costs and employment expenses for advertising and fees.

Selling and Promotion

         The Company's selling and promotion expenses decreased from approximately $757,000 for the three months ended July 31,1997 to approximately $215,000 for the three months ended July 31,1998, or a decrease of approximately 71%. This represents an decrease in selling and promotion expenses, as a percentage of sales from 64% for the three months ended July 31,1997 to 20% for the three months ended July 31,1998. Approximately one-third of the decrease was due to a reduction in expenses for packaging new products, decreased trade show expenses and discontinuance of sponsorship expenses of Kool Toyota Racing Series.

Office and Administration

         The Company's office and administrative expenses decreased from approximately $573,000 for the three months ended July 31,1997 to approximately $352,000 for the three months ended July 31,1998, or approximately 39%. As a percentage of net sales, office and administrative expenses decreased from 48% to 32%. Major cost reductions were made in legal expense $193,000 and general office overhead expenses $28,000.

Development Cost Amortization

         Development cost amortization decreased from approximately $55,000 for the three months ended July 31, 1997 to approximately $21,000 for the three month period ended July 31, 1998. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

Consulting Fees

         Expenditure for consulting fees decreased from approximately $106,000 for the three months ended July 31, 1997 to less than $1,000 for the three months ended July 31,1998. Most of the consulting fees for 1997 were in conjunction with the conversion of Series A preferred stock to common stock.

Net Loss

         As a result of the factors described above, the Company's loss from operations decreased from approximately $2,186,000 for the three months ended July 31,1997 to approximately $917,000 for the three months ended July 31,1998. The operating results for the period ended July 31,1997 include extraordinary expenses recorded in June, 1997 which was formerly the fiscal year end.

Net Loss Per Share

         Net loss per share from operations decreased from $0.08 for the three months ended July 31,1997 to $0.04 for the three months ended July 31,1998.

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

Business Outlook and Risk Factors

Management believes there is a growing acceptance in the global marketplace for the Company's expanding product line. SC&T products are currently sold in over 25 countries worldwide. The Company plans four to six new product introductions over the next six months. The Company has developed new manufacturing alliances which have reduced costs due to economies of scale production environments. The Company's total revenue and product mix could be materially and adversely affected by many factors, some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

Business Outlook and Risk Factors, Continued

The Company believes the accessory and peripheral products markets for the personal computer and video gaming industries has a strong outlook. These markets are characterized by sales growth, rapid technological change, frequent introduction of new products, product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the personal computer user interested in upgrading existing equipment. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

The Company's 10K report for the year ended April 30,1998 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing.

                           PART II - OTHER INFORMATION


ITEM I.  LITIGATION

Pending or Threatened Litigation

A. Home Arcade v SC&T

In 1997, Home Arcade filed suit for breach of a license agreement, a suit which alleges bad faith and fraud claims. The compliant seeks damages in excess of $900,000, however, the principal amounts are far less. The requested relief includes trebling and punitive damages. Management has positively evaluated the issues of breech and vigorously disputes the principal amount. Management intends to vigorously defend the case. Further, management is in the process of filing counterclaims alleging that SC&T, among other things, actually incurred significant losses as a result of Home Arcade's misrepresentations and breach of the licensing agreement. The litigation is pending in Santa Clara County, San Jose, California. It is expected to last approximately two years.

B. SC&T V. Brian Johnson

In 1998 SC&T filed suit against a former sales person for recovery of moving expenses pursuant to the moving expense agreement. These expenses became due when Mr. Johnson resigned prior to one year from the agreement. SC&T , also, alleges that Mr. Johnson submitted fraudulent reimbursement vouchers. Mr. Johnson filed a counterclaim alleging he did not receive full compensation during his tenure. Management has evaluated the claims and intends to vigorously prosecute its claims against Mr. Johnson and expects a positive judgment within one to one and one half years.

C. Jack of All Games v. SC&T

In June,  1997  Jack of All  Games  Entertainment,  Inc.,  sued the  Company  in
Hamilton County, Ohio for breach of contract regarding the purchase of 5,000 steering wheel accessories. Jack of All Games is seeking approximately $180,000 in damages. Plaintiff claims the steering wheels it received were not merchantable for the purpose for which they were intended The Company has answered the compliant and denied all material allegations. It is anticipated that the litigation of these issues will be concluded within one year.

ITEM 2.  CHANGES IN SECURITIES

               None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

In July, 1998 Shareholders approved a motion to issue an additional 50,000,000 common stock from 25,000,000 to 75,000,000 and to allow the Company to reverse common stock outstanding at a time deemed necessary by the Board of Directors.


ITEM 5.  OTHER INFORMATION

               None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On June 17,1998 the registrant filed with the Securities Exchange Commission to change its fiscal year from March 31 to April 30.

                                   SIGNATURES



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                 Capacity                           Date
       ---------                 --------                           ----


SC&T INTERNATIONAL, INC.



 /s/ James L. Copland     Chairman of the Board               September 15, 1998
-----------------------   and Chief Executive Officer



 /s/ Richard W. Elwood    Director of Finance                 September 15, 1998
-----------------------
                                       16