Form 10QSB
period 1998-10-31
SC&T INTERNATIONAL INC
filed 1998-12-15
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,1998.
Commission File Number: 0-27382.


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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of December 8, 1998 latest practicable date: 25,903,684 shares of Common Stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                                                                          Page
                                                                          ----
PART I FINANCIAL INFORMATION

     Item 1 Financial Information

            Consolidated Balance Sheet as of October 31,1998                3

            Consolidated Statements of Operations for the Three
              Months Ended October 31,1998 and October 31,1997              5

            Consolidated Statement of Shareholders' Equity for
              the Three Months Ended October 31,1998                        6

            Consolidated Statements of Cash Flows for the Three
               Months Ended October 31,1998 and October 31,1997             7

            Notes to Consolidated Financial Statements                      8

     Item 2 Management's Discussion and Analysis                           10

PART II OTHER INFORMATION

     Item 1 Litigation                                                     14

     Item 2 Change in Securities                                           14

     Item 3 Defaults Upon Senior Securities                                14

     Item 4 Submission of Matters to a Vote of Security-Holders            14

     Item 5 Other Information                                              15

     Item 6 Exhibits & Reports on Form 8-K                                 15

SIGNATURES                                                                 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 October 31,1998


                                     ASSETS

Current assets:
   Cash                                                   $   74,997

   Receivables                                             1,962,069

   Inventory                                               1,765,252

   Other current assets                                      340,812
                                                          ----------

      Total Current Assets                                 4,143,130

Property and equipment, less accumulated
  depreciation of $399,574                                   586,558

Other assets                                                 144,507
                                                          ----------

   Total Assets                                           $4,874,195
                                                          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 October 31,1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                $  2,143,519
   Common stock payable                                                 103,130
   Advances From Factor                                                 399,311
   Accounts payable                                                   1,066,650
   Accrued expenses                                                     185,434
                                                                   ------------
      Total current liabilities                                       2,831,394


Commitments and contingencies

Deferred Income-Long Term                                               181,727

Shareholders' equity:
   Common stock, $0.01 par; authorized 75,000,000 shares;
     25,903,684 shares issued and outstanding                           259,038

   Series A preferred stock, $0.01 par; authorized 5,000,000
      shares; 18 shares issued and outstanding
   Series B preferred stock, $100,000 Stated Value,
      15 shares issued and outstanding                                1,500,000
   Additional paid-in capital                                        13,252,528



   Currency translation                                                 (54,275)

   Accumulated deficit                                              (13,096,217)
                                                                   ------------

      Total shareholders' equity                                      1,861,074
                                                                   ------------
      Total Liabilities and Equity                                 $  4,874,195
                                                                   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended October 31, 1998 and 1997


                                                      1998             1997
                                                      ----             ----

Net sales                                         $  1,846,697     $  1,330,158

Cost of goods sold                                   1,145,391        1,058,806
                                                  ------------     ------------

Gross profit                                           701,306          271,352

Selling, general and administrative expenses:
   Payroll and payroll taxes                           332,264          408,618
   Selling and promotion                               376,993          462,586
   Office and administrative                           241,664          431,569
   Research and development                             14,663           71,624
   Consulting fees                                       2,548           77,035
   Other                                                 4,201            9,381
                                                  ------------     ------------

                                                       972,333        1,460,813
                                                  ------------     ------------

Loss from operations                                  (271,027)      (1,189,461)
Other income (expense)
   Royalty income                                      112,201               --
   Interest income/(expense)                             (3667)           5,267
                                                  ------------     ------------

Income (Loss) before extraordinary items              (162,493)      (1,184,194)

Prior Period Adjustment                                230,711               --
                                                  ------------     ------------

Net loss                                          $     68,218     $ (1,184,194)
                                                  ============     ============

Net loss from operations per common share         $         .0     $       (.05)
                                                  ============     ============

Net loss per common share                         $         .0     $       (.05)
                                                  ============     ============

Weighted average common shares outstanding          24,729,695       23,135,273
                                                  ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended October 31,1998


                                  Common Stock     Preferred Stock  Additional
                              -------------------  ---------------    Paid-in
                                Shares     Amount  Shares   Amount    Capital
                                ------     ------  ------   ------    -------

Balance at April 30,1998      23,153,684  $231,536  188  $1,500,002  $13,280,028

Preferred stock issuance costs        --        --   --          --           --
Issuance of common stock       2,750,000    27,500   --          --           --

Preferred stock conversion            --        --  155          (2)          --
Currency translation                  --        --   --          --           --

Net loss                              --        --   --          --           --
                              ----------  --------  ---  ----------  -----------

Balance at July 31,1998       25,903,684  $259,037   33  $1,500,000  $13,280,028
                              ==========  ========  ===  ==========  ===========


                                 Treasury Stock
                                 --------------   Currency     Accumulated
                                 Shares  Amount  Translation     Deficit

Balance at April 30,1998           --     $ --    $ 58,782     $(13,254,736)

Preferred stock issuance costs     --       --          --               --
Issuance of common stock           --       --          --               --

Preferred stock conversion         --       --          --               --
Currency translation               --       --       (4507)              --

Net loss                           --       --          --           68,218
                                  ---     ----    --------     ------------

Balance at July 31,1998            --       --    $ 54,275     $(13,186,518)
                                  ===     ====    ========     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended October 31,1998 and 1997


                                                        1998         1997
                                                        ----         ----
Cash flows from operating activities:
  Net Profit (loss)                                  $  68,218    $(1,184,194)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         51,915         46,788
  (Increase) decrease in accounts receivable          (712,688)      (663,050)

  Decrease in allowance for doubtful accounts                          36,316
  (Increase) decrease in inventories                   (24,037)       498,440
  (Increase) decrease in advances on purchases of
  inventory
  (Increase)decrease in other current assets                          (24,063)
  Loan amortization                                                      2438
  Increase in prepaid expenses                        (164,377)
  Increase in other assets                                               (612)
  Increase (Decrease) in accounts payable              896,213       (377,551)
  Increase (Decrease)n accrued expenses               (115,027)       126,129
                                                     ---------    -----------
       Net cash used in operating activities               217     (1,539,359)
                                                     ---------    -----------

  Cash flows from investing activities:
  Purchase of property and equipment                    63,478        (87,313)
  Development costs                                       8071        (95,498)
  Loans to related parties                                  --             --
                                                     ---------    -----------
       Net cash used in investing activities            71,549       (182,811)
                                                     ---------    -----------

  Cash flows from financing activities:
  Currency translation
  Net borrowings under line of credit agreement
  Principal payments on short-term debt
  Principal payments on long-term debt
  Proceeds from note payable, related party
  Net repayments on related party loans
  Net borrowings on notes payable, bank
  Preferred stock issuance costs
  Repayments to factor                                 (10,297)             0
                                                     ---------    -----------
       Net cash (used in)provided by
         financing activities                          (10,297)             0
                                                     ---------    -----------

Net (decrease)increase in cash                          61,469     (1,722,170)
Cash, beginning of period                               13,528      1,867,874
                                                     ---------    -----------

Cash, end of period                                  $  74,997    $   145,704
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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Interim financial reporting:

The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended October 31,1998 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30,1999.

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

The company has entered into agreements with the holders of 99% of the Series A Preferred Stock hereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share ( the "Fixed Conversion "). The holders of Series A Preferred Stock waive all other conversion rights which they may have pursant to any agreement. In addition to the fixed conversion price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions ( the "Warrant Shares"). The Company did not have an adequate nimber of authorized shares to cover the warrants, employee stock options and the remaining preferred shareholders. In order to allow the Company to have sufficient shares for these transactions, the President of the Company retuned 1,648,444 of his shares to the Company. Subsequent to year end, the Board of Directors approved the issuance of 15 shares of Series B Preferred Stock at $100,000 stated value per share to the President in exchange for 1,500,000 shares of common stock returned. The preferred shares are convertible into common stock at the rate of 12 shares for every $1 of face value of the Series B Preferred stock. In addition, the President received $150,000 in cash for the additional 148,444 shares returned. The transaction has been retroactively applied to the 1998 financial statements. Mr. Copland and his affiliates have indicated they intend to convert the Series B Preferred stock into common stock.

                     SC&T INTERNATIONAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


The conversion is expected to be completed in December, 1998. Mr. Copland and his affiliates will be issued a total of 18,000,000 common shares.

3. Proxy Appproval

In July, 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000. The second motion approved was to authorize a reverse split. Management's current intent is not to reverse the stock until the Company' share price has increased and the Company reaches profitability. At this time the Company has not set a date for a reverse split, but does not expect a reverse split before the Company's fourth quarter of fiscal 1999 or until such time as the common share value has improved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10SB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Companiy's "expectaions," "anticipation," "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 1999 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assunes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

OVERVIEW

SC&T International, Inc. (the "Company") was formed in June 1993. The Company develops and markets accessory and peripheral products for the computer and video game industries under its PLATINUM SOUND and PER4MER registered trademarks and its AIR RACER trademark. The Company's products include sub-woofer and speaker sound enhancement systems, headphone & microphone accessory items, PC volume controllers, and the largest assortment of PC and video arcade racing wheels and game controller products for Nintendo, Sony Playstation and IBM-PC's.

SC&T,s Per4mer line has expanded and now comprises products that offer Force Feed Back, Optical and Tilt technologies. It has also successfully launched its Air Racer controller, an innovative item which is a racing wheel, fight yoke and game controller, all in one. SC&T plans to take a very aggressive positioning for its line of Per4mer products in 1999.

The Company's multimeda keyboards line has been discontinued in favor of a second generation product targeted at the corporate market. This second generation product, which, features an enhanced Voice Recognition product, has been completed, but at this time has not been introduced into the market. However, the Company is entering into license agreements with other keyboard manufacturers which will provide SC&T with additional income from the U.S.technology patents it holds for this technology.

The Company continues to reduce operating costs, while increasing both its distribution base and gross margins on products sold. Over the past 2-3 months, new an improved retail and reseller alliances have been made both by the Company's North American and European operations. SC&T Is very optimistic about adding many more customers and increasing the number of products currently sold by these customers. The Company's Chairman is also planning a more active role in the Company's global sales operations, which SC&T hopes will increase the number of customers for the Company.

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

The expansion in the number of customers and the corresponding increase in revenue since commencing operations, the Company's total revenue exceed operating expenses revenue, resulting in a net profitof approximately $68,000 for the three months ended October 31,1998. The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. Although these expenses were kept to a minimum during the quarter, the Company expects these costs to increase at a reduced rate when compared to the expected rate of increase in sales. In addition, operating results may be influenced by factors such as the demand for the Company's products, the timing of new product introductions by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the Company's ability to develop and market new products, the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

Operating results of the Company for the thre month period ended October 31,1998 and 1997.

NET SALES

Net sales for the three months ended October 31,1998 increased $516,000 or 39% compared to the three months ended October 31,1997. The sales increase is attributed to the Company,s new product Air Racer introduced in September.

GROSS PROFIT

The Company's gross profit percentage for the three months ended October 31,1998 was $701,000 or 38% in contrast to a gross profit of 20% for the quarter ended July 31,1997. Gross profit margins are affected by several factors, including the product mix between the Company's products. Typically, products sell at gross profit margins ranging from 20% to 40%. The Company anticipates that new products will initially sell at higher gross profit margins. However, there can be no assurance that higher margins will be maintained over the life of the product.

PAYROLL AND PAYROLL TAXES

The Company's payroll and payroll tax expense decreased from approximately $409,000 for the three months ended October 31,1997 to approximately $332,000 for the three months ended October 31, 1998, or approximately 19%. Substantial cost decreases were made in health insurance, executive salaries, and relocation costs.

SELLING AND PROMOTION

The Company's selling and promotion expenses decreased from approximately $463,000 for the three months ended October 31,1997 to approximately $377,000 for the three months ended October 31,1998, or a decrease of approximately 18%. This represents an decrease in selling and promotion expenses, as a percentage of sales from 35% for the three months ended October 31,1997 to 20% for the three months ended October 31,1998. Approximately 60% of the decrease was in travel expense and the balance was due to the discontinuance of sponsorship expenses of Kool Toyota Racing Series. The Company maintains a personal services agreement with its driver which allows the Company to utilize his figure and involvement in motor sports racing on its line of Per4mer racing products.

OFFICE AND ADMINISTRATION

The Company's office and administrative expenses decreased from approximately $432,000 for the three months ended October 31,1997 to approximately $242,000 for the three months ended October 31,1998, or approximately 44%. As a percentage of net sales, office and administrative expenses decreased from 32% to 13%. Major cost reductions were made in legal expense $140,000 and general office overhead expenses $50,000.

DEVELOPMENT COST AMORTIZATION

Development cost amortization decreased from approximately $72,000 for the three months ended October 31, 1997 to $15,000 for the three month period ended October 31, 1998. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product. NET PROFIT

The Company experinced its first profitable quarter since the inception of the business. in 1995. Operating profir were $68,000 or 3.7%. This compares favorably to operating losses of $1,184,000 for the quarter ended October 31,1997 and $917,000 operating loss for the quarter ended July 31,1998. Major reasons for the operating improvement are attributable to the increase in gross margins, ten percent reduction in overhead expenses, royalty income of $112,000 and a prior year adjustment for an over accrual of vendor royalty costs of $231,000.

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

BUSINESS OUTLOOK AND RISK FACTORS

SC&T Has implemented a major cost reduction program which will be maintained into 1999. These initial efforts have already improved the Company's operations. Management believes there is a growing acceptance in the global marketplace for the Company's expanding product line. SC&T Products are currently sold in over 25 countries worldwide. The Company plans four to six new product introductions by the end of 1999, which will expand its current line up of Per4mer products. Management is working on new programs. They are designed to increase profit opportunities for its customers, and SC&T is hopeful that it will enhance sales revenues, while reducing future operating expenses. The Company has developed new manufacturing alliances which has reduced costs due to increased volumes and economies of scale. The Company expects further cost reductions throughout this year. Total revenue and product mix could be materially and adversly affected by many factors some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

The Company believes the accessory and peripheral products markets for the personal computer and video gaming indutries has a strong outlook. These markets are characterized by sales growth, rapid technological change, frequent introduction of new products, product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the personal computer user interested in upgrading existing equipment. Due to the risk factors discused and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

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

                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION

Pending or Threatened Litigation

A. Home Arcade v SC&T

In 1997, Home Arcade filed suit for breach of a license agreement, a suit which alleges bad faith and fraud claims. Home Arcade has amended its complaint to assert that SC&T has violated Home Arcade's trade name to performer wheel. SC&T has vigorously asserted that the trade name was transferred to SC&T along with the sale of the tooling. The compliant seeks damages in excess of $900,000, however, the principal amounts are far less. The requested relief includes trebling and punitive damages. Management has positively evaluated the issues of breach and strongly disputes the principal amount. Management intends to vigorously defend the case. Further, management is in the process of filing counterclaims alleging that SC&T, among other things, actually incurred significant losses as a result of Home Arcade's misrepresentations and breach of the licensing agreement. The litigation is pending in Santa Clara County, San Jose, California. It is expected to last approximately two years.

B. SC&T V. Brian Johnson

In 1998 SC&T filed suit against a former sales person for recovery of moving expenses pursuant to the moving expense agreement. These expenses became due when Mr. Johnson resigned prior to one year from the agreement. SC&T , also, alleges that Mr. Johnson submitted fraudulent reimbursement vouchers. Mr. Johnson filed a counterclaim alleging he did not receive full compensation during his tenure. Mnagement has evaluated the claims and intends to vigorously prosecute its claims against Mr. Johnson and expects a positive judgment within one year.

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

ITEM 5. OTHER INFORMATION

Year 2000 Readiness Statement

The year 2000 (Y2K) is an issue putting at risk systems, products and specialized hardware utilizing date sensitive computer chips or software with two-digit date fields will fail to properly recognize the year 2000. Such failures could result in interruptions of the Company's business which could have a material adverse impact on the Company. In response to the Y2K issue, The Company will upgrade its current Platinum System 4.1A to 4.5A. The upgraded system is fully Y2K ready and will be installed by June 30, 1999.

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


                            SC&T INTERNATIONAL, INC.

     Signature                    Capacity                         Date
     ---------                    --------                         ----

/s/ James L. Copland         Chairman of the Board           November 14, 1997
-------------------------    and Chief Executive Officer
    James L. Copland


/s/ Richard W. Elwood        Director of Finance             November 14, 1997
-------------------------
    Richard W. Elwood