Form 10QSB/A
period 1998-10-31
SC&T INTERNATIONAL INC
filed 1998-12-16
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1


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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                                                                          Page
                                                                          ----

PART I FINANCIAL INFORMATION

   Item 1.  Financial Information

            Consolidated Balance Sheet as of October 31,1998                3

            Consolidated Statements of Operations for the Three
              Months Ended October 31,1998 and October 31,1997              5

            Consolidated Statement of Shareholders' Equity for
              the Three Months Ended October 31,1998                        6

            Consolidated Statements of Cash Flows for the Three
               Months Ended October 31,1998 and October 31,1997             7

            Notes to Consolidated Financial Statements                      8

   Item 6.  Exhibits & Reports on Form 8-K                                 10

SIGNATURES                                                                 11

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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 October 31,1998


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                $  2,143,519

   Common stock payable                                                 103,130
   Advances From Factor                                                 399,311
   Accrued expenses                                                     185,434
                                                                   ------------
      Total current liabilities                                       2,831,394

Commitments and contingencies

Deferred Income-Long Term                                               181,727

Shareholders' equity:
   Common stock, $0.01 par; authorized 75,000,000 shares;
     25,903,684 shares issued and outstanding                           259,038

   Series A preferred stock, $0.01 par; authorized 5,000,000
      shares; 18 shares issued and outstanding
   Series B preferred stock, $100,000 Stated Value,
      15 shares issued and outstanding                                1,500,000
   Additional paid-in capital                                        13,252,528

   Currency translation                                                 (54,275)

   Accumulated deficit                                              (13,096,217)
                                                                   ------------

      Total shareholders' equity                                      1,861,074
                                                                   ------------
      Total Liabilities and Equity                                 $  4,874,195
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS

            27 Financial Data Schedule - (Incorporated by reference to the Company's Form 10-QSB for the quarter ended October 31, 1998, filed on December 15, 1998.

        (b) REPORTS ON FORM 8-K

                  On June  17, 1998  the  registrant   filed  an  8-K  with  the
                  Securities Exchange Commission to change its fiscal year from March 31 to April 30.

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


                            SC&T INTERNATIONAL, INC.

     Signature                    Capacity                         Date
     ---------                    --------                         ----


/s/ James L. Copland         Chairman of the Board           December 16, 1997
-------------------------    and Chief Executive Officer
    James L. Copland



/s/ Richard W. Elwood        Director of Finance             December 16, 1997
-------------------------
    Richard W. Elwood