Form 10QSB
period 1999-01-31
SC&T INTERNATIONAL INC
filed 1999-03-17
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January,31 1999.

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


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of latest practicable date:

As of March 9,1999 44,118,268 shares of Common Stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Information

           Consolidated Balance Sheet as of January 31,1999                  3

           Consolidated Statements of Operations for the Three Months
           Ended January 31, 1999 and January 31, 1998                       5

           Consolidated Statement of Shareholders' Equity for the Three
           Months Ended January 31, 1999                                     6

           Consolidated Statements of Cash Flows for the Three Months
           Ended January 31, 1999 and January 31,1998                        7

           Notes to Consolidated Financial Statements                        8

        Item 2.  Management's Discussion and Analysis                       10

PART II. OTHER INFORMATION

        Item 1.  Litigation                                                 14

        Item 2.  Change in Securities                                       14

        Item 3.  Defaults Upon Senior Securities                            14

        Item 4.  Submission of Matters to a Vote of Security-Holders        15

        Item 5.  Other Information                                          15

        Item 6.  Exhibits & Reports on Form 8-K                             15

Signatures                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                January 31, 1999


                                     ASSETS

Current assets:
   Cash                                                               $   74,997

   Receivables                                                         1,962,069

   Inventory                                                           1,765,252

   Other current assets                                                  340,812
                                                                      ----------

   Total Current Assets                                                4,143,130

Property and equipment, less accumulated depreciation of $455,292        586,558

Other assets                                                             144,507
                                                                      ----------

 Total Assets                                                         $4,874,195
                                                                      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 January 31,1999


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $  2,143,519
  Common stock payable                                                  103,130
  Advances From Factor
  Accounts payable                                                      399,311
  Accrued expenses                                                      185,434
                                                                   ------------

Total Current Liabilities                                             2,831,394


Commitments and Contingencies

Deferred Income-Long Term                                               181,727
Shareholders' Equity:
  Common Stock, $0.01 par value; authorized 75,000,000
   shares; 25,903,684 shares issued and outstanding                     259,038
  Series B preferred stock, $100,000 Stated Value,
  15 shares issued and outstanding                                    1,500,000

  Additional Paid-in Capital                                         13,252,528

Currency Translation                                                    (54,275)

Accumulated deficit                                                 (13,096,217)
                                                                   ------------

    Total Shareholders' Equity                                        1,861,074
                                                                   ------------

    Total Liabilities and Equity                                   $  4,874,195
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended January 31, 1999 and 1998

                                                        1999            1998
                                                        ----            ----

Net sales                                           $ 1,846,697     $ 2,375,262

Cost of goods sold                                    1,145,391       1,519,916
                                                    -----------     -----------

Gross profit                                            701,306         855,346

Selling, general and administrative expenses:
   Payroll and payroll taxes                            332,264         335,740
   Selling and promotion                                376,993         294,018
   Office and administrative                            241,664         364,779
   Research and development                              14,663          55,974
   Consulting fees                                        2,548          33,828
   Other                                                  4,201         105,485
                                                    -----------     -----------
                                                        972,333       1,189,824
                                                    -----------     -----------
Loss from operations                                   (271,027)       (334,478)
Other income (expense)
   Royalty income                                       112,201              --
   Interest income/(expense)                              (3667)         (3,826)
                                                    -----------     -----------

Income(Loss) before extraordinary items                (162,493)       (338,304)

Prior Period Adjustment                                 230,711              --
                                                    -----------     -----------
Net loss                                            $    68,218     $  (338,304)
                                                    ===========     ===========

Net loss from operations per common share           $        .0     $      (.01)
                                                    ===========     ===========

Net loss per common share                           $        .0     $      (.01)
                                                    ===========     ===========

 Weighted average common shares outstanding          24,729,695      23,135,263
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended January 31,1999



                                 Common Stock     Preferred Stock    Additional
                            --------------------- ---------------      Paid-in
                              Shares      Amount  Shares    Amount     capital
                              ------      ------  ------    ------     -------
Balance at October 31,1998  23,153,684   $231,536   188  $1,500,002  $13,280,028

Preferred stock issuance
costs                               --         --    --          --           --
Issuance of common stock     2,750,000     27,500    --          --           --
Preferred stock conversion          --         --   155          (2)          --
Currency translation                --         --    --          --           --
Net loss                            --         --    --          --           --
                            ----------   --------  ----  ----------  -----------
Balance at January 31,1999  25,903,684   $259,037    33  $1,500,000  $13,280,028
                            ==========   ========  ====  ==========  ===========

                               Treasury Stock
                              -----------------  Currency     Accumulated
                              Shares   Amount   Translation     Deficit
                              ------   ------   -----------     -------
Balance at October 31,1998      --      $ --      $58,782    $(13,254,736)

Preferred stock issuance
costs                           --        --           --              --
Issuance of common stock        --        --           --              --
Preferred stock conversion      --        --           --              --
Currency translation            --        --        (4507)             --
Net loss                        --        --           --          68,218
                               ---      ----       -------    ------------
Balance at January 31,1999              $          $54,275    $(13,186,518)
                               ===      ====       =======    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                 the Three Months Ended January 31, 1999 and 1998

                                                           1999          1998
                                                           ----          ----
Cash flows from operating activities:
  Net Profit (loss)                                     $  68,218     $(338,304)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                            51,915        55,655
  (Increase) decrease in accounts receivable             (712,688)     (281,117)
  (Increase) Decrease in allowance for
    doubtful accounts                                          --      (111,996)
  (Increase )decrease in inventories                      (24,037)      320,269
  (Increase) decrease in advances on purchases
    of inventory                                               --      (160,536)
  (Increase)decrease in other current assets                   --       (24,063)
  Loan amortization                                            --          2438
  (Increase) in prepaid expenses                         (164,377)     (177,811)
  (Increase) Decrease in other assets                          --        11,069
  Increase (Decrease) in accounts payable                 896,213       910,195
  Increase (Decrease)n accrued expenses                  (115,027)     (157,531)
                                                        ---------     ---------
  Net cash used in operating activities                       217        69,893
                                                        ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment                       63,478      (110,522)
  Development costs                                          8071        (6,345)
  Loans to related parties                                     --       (10,509)
                                                        ---------     ---------
  Net cash used in investing activities                    71,549      (127,376)
                                                        ---------     ---------
Cash flows from financing activities:
  Currency translation                                         --      (119,096)
  Repayments to factor                                    (10,297)           --
  Net cash (used in)provided by financing
   activities                                             (10,297)     (119,096)
Net (decrease)increase in cash                             61,469      (176,579)
Cash, beginning of period                                  13,528       462,874
                                                        ---------     ---------
Cash, end of period                                     $  74,997     $ 286,295
                                                        =========     =========

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

2. COMMON STOCK:

On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were delisted from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. The Company has complied with all reporting requirements in a timely manner since retaining Evers & Company in October, 1997. The company has completed and filed its 10K report for the year ended April 30 ,1998.

The company has entered into agreements with the holders of 99% of the Series A Preferred Stock hereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share ( the "Fixed Conversion"). The holders of Series A Preferred Stock waive all other conversion rights which they may have pursuant to any agreement. In addition to the fixed conversion price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursuant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions ( the "Warrant Shares"). The Company did not have an adequate number of authorized shares to cover the warrants, employee stock options and the remaining preferred shareholders. In order to allow the Company to have sufficient shares for these transactions, the President of the Company returned 1,648,444 of his shares to the Company. Subsequent to year end, the Board of Directors approved the issuance of 15 shares of Series B Preferred Stock at $100,000 stated value per share to the President in exchange for 1,500,000 shares of common stock returned. The preferred shares are convertible into common stock at the rate of 12 shares for every $1 of face value of the Series B Preferred stock. In addition, the

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

President received $150,000 in cash for the additional 148,444 shares returned. The transaction has been retroactively applied to the 1998 financial statements. Mr. Copland and his affiliates have recently converted the Series B Preferred stock into common stock. Mr. Copland and his affiliates have been issued a total of 18,000,000 common shares.

3. PROXY APPROVAL

In July, 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000. The second motion approved was to authorize a reverse split. At this time the Company has not set a date for a reverse split, but does expect a reverse split in the near future.

4. COMMITMENTS AND CONTINGENCIES -- OPERATING LEASES:

In February 1999, the Company relocated operations to a new location. The Company has a three year lease on 8500 square feet of office and warehouse space located at Scottsdale Airpark in Scottsdale, Arizona. The lease commenced on March 1, 1999 and expires on February 28, 2002.

5. 3RD QUARTER -- EXTRAORDINARY EXPENSES

The Company experienced unforeseen and increased expenses not original planned for the quarter. These expenses should not be considered reoccurring costs. As a result, management was very upset with the Company's 3rd quarter results, which were caused primarily by these contributing factors:

     1. The Company was forced to utilize Air freight (versus sea shipping) to ship its customers Christmas products. These costs exceeded $200,000 USD. Despite this action, some products simply did not make the customers shelves in a timely manner.

     2. Product returns primarily in January 1999, due to our late fall shipping to customers resulted in product returns of nearly $350K. This was predicated by SC&T's inability to get product out of the Orient via sea containers in time to meet customer commitments. These returns and lost sales had an adverse impact on the company's profit objectives.

     3. Late deliveries caused the Company price concessions/reductions to maintain shelf space that amounted to $160K during this period.

     4. The Company's factoring charges increased to over $75,000 for the quarter primarily due to late payments by retailers. The company is looking into alternate and lower financing sources.

     5. The Company's start up expenses for the Asian operation were taken in this quarter and amounted to $153K.

In summary, if the Company had not incurred the above costs, it would have had a better than average chance to have broken even, if not posted a minor profit for this period. Based on the results, management is looking into other options that will ensure that the Company will not encounter a similar situation in the future.

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

The Company's multimedia keyboards line has been discontinued in favor of a second generation product targeted at the corporate market. This second generation product, which, features an enhanced Voice Recognition product, has been completed, but at this time has not been introduced into the market. However, the Company is entering into license agreements with other keyboard manufacturers which will provide SC&T with additional income from the U.S. technology patents it holds for this technology.

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

OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTH PERIOD ENDED
OCTOBER 31, 1998 AND 1997.

NET SALES

Net sales for the three months ended October 31,1998 increased $516,000 or 39% compared to the three months ended October 31,1997. The sales increase is attributed to the Company's new product Air Racer introduced in September.

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

NET PROFIT

The Company experienced its first profitable quarter since the inception of the business. in 1995. Operating profit were $68,000 or 3.7%. This compares favorably to operating losses of $1,184,000 for the quarter ended October 31,1997 and $917,000 operating loss for the quarter ended July 31,1998. Major reasons for the operating improvement are attributable to the increase in gross margins, ten percent reduction in overhead expenses, royalty income of $112,000 and a prior year adjustment for an over accrual of vendor royalty costs of $231,000.

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

The Company's 10-K report for the year ended April 30,1998 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing.

                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION

PENDING OR THREATENED LITIGATION

A. Home Arcade v SC&T

In 1997, Home Arcade filed suit for breach of a license agreement, a suit which alleges bad faith and fraud claims. Home Arcade has amended its complaint to assert that SC&T has violated Home Arcade's trade name to performer wheel. SC&T has vigorously asserted that the trade name was transferred to SC&T along with the sale of the tooling. The compliant seeks damages in excess of $900,000, however, the principal amounts are far less. The requested relief includes trebling and punitive damages. Management has positively evaluated the issues of breach and strongly disputes the principal amount. Management intends to vigorously defend the case. Further, management has filed counterclaims alleging that SC&T, among other things, actually incurred significant losses as a result of Home Arcade's misrepresentations and breach of the licensing agreement. The litigation is pending in Santa Clara County, San Jose, California. It is expected to last approximately two years.

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


SC&T INTERNATIONAL, INC.


     Signature                         Capacity                        Date
     ---------                         --------                        ----


/s/ James L. Copland              Chairman of the Board           March 16, 1999
---------------------------       and Chief Executive Officer




/s/ Richard W. Elwood             Director of Finance             March 16, 1999
---------------------------