Form 10QSB/A
period 1999-01-31
SC&T INTERNATIONAL INC
filed 1999-03-17
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB/A


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


          7625 East Redfield Road, Suite 200, Scottsdale, Arizona 85260
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (602) 368-9490
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                 15695 North 83rd Way, Scottsdale, Arizona 85260
                 -----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 9, 1999 latest practicable date: 44,118,268 shares of Common Stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1. Financial Information

         Consolidated Balance Sheet as of January 31, 1999                   3

         Consolidated Statements of Operations for the Three Months
             Ended January 31, 1999 and January 31, 1998                     5

         Consolidated Statement of Shareholders' Equity for the Three
             Months Ended January 31, 1999                                   6

         Consolidated Statements of Cash Flows for the Three Months
             Ended January 31, 1999 and January 31,1998                      7

         Notes to Consolidated Financial Statements                          8

  Item 2. Management's Discussion and Analysis                              10

PART II OTHER INFORMATION

  Item 1. Litigation                                                        14

  Item 2. Change in Securities                                              14

  ITEM 3. Defaults Upon Senior Securities                                   14

  Item 4. Submission of Matters to a Vote of Security-Holders               14

  Item 5. Other Information                                                 15

  Item 6. Exhibits & Reports on Form 8-K                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 January 31,1999


                                     ASSETS

Current assets:
   Cash                                                               $   50,919
   Receivables                                                         1,841,718
   Inventory                                                           1,491,665
   Other current assets                                                  236,964
                                                                      ----------
       Total Current Assets                                            3,621,266

Property and equipment, less accumulated
 depreciation of $455,292                                                512,929

Other assets                                                             149,038
                                                                      ----------
       Total Assets                                                   $4,283,233
                                                                      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 January 31,1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                 $ 2,131,780
   Common stock payable                                                 103,130
   Advances From Factor                                                 215,443
   Accrued expenses                                                     268,125
                                                                    -----------

      Total current liabilities                                       2,718,478

Commitments and contingencies Deferred Income-Long Term                 175,808

   Contingent Liability                                                 113,069

Shareholders' equity:
  Common stock, $0.01 par; authorized 75,000,000 shares;
   26,118,268 shares issued and outstanding                             261,183

  Series A preferred stock, $0.01 par; authorized
   5,000,000 shares; 16 shares issued and outstanding

  Series B preferred stock, $100,000 Stated Value, 15 shares
   issued and outstanding                                             1,500,000

   Additional paid-in capital                                        13,250,382

   Currency translation                                                (123,755)

   Accumulated deficit                                              (13,611,932)
                                                                    -----------

      Total shareholders' equity                                      1,275,878
                                                                    -----------

      Total Liabilities and Equity                                  $ 4,283,233
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended January 31, 1999 and 1998

                                                       1999            1998
                                                   ------------    ------------
Net sales                                          $  1,067,454    $  2,375,262

Cost of goods sold                                      587,004       1,519,916
                                                   ------------    ------------

Gross profit                                            480,450         855,346

Selling, general and administrative expenses:
    Payroll and payroll taxes                           327,099         335,740
    Selling and promotion                               182,832         294,018
    Office and administrative                           272,291         364,779
    Research and development                             19,111          55,974
    Consulting fees                                      16,669          33,828
    Other                                               241,358         105,485
                                                   ------------    ------------

Total Operating Expenses                              1,059.360       1,189,824

Loss from operations                                   (578,910)       (334,478)
Gain from sale of assets                                  5,919
Other income (expense)
    Royalty income                                       21,659
    Interest income/(expense)                           (65,475)         (3,826)
                                                   ------------    ------------
Income(Loss) before extraordinary items                (616,807)       (338,304)

Prior Period Adjustment                                      --              --
                                                   ------------    ------------

Net loss                                           $   (616,807)   $   (338,304)
                                                   ============    ============

Net loss from operations per common share          $       (.02)   $       (.01)
                                                   ============    ============

Net loss per common share                          $       (.02)   $       (.01)
                                                   ============    ============

   Weighted average common shares outstanding        26,024,967      23,135,263
                                                   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the Three Months Ended January 31,1999

                                   Common Stock        Preferred Stock     Additional
                               --------------------   -----------------     paid-in
                                 Shares     Amount    Shares     Amount     capital
                                 ------     ------    ------     ------     -------

Balance at  October 31,1998    25,903,684  $259,037     15    $1,500,000   $13,280,028
Adjustment prior quarter               --        --     --            --            --

Preferred stock issuance costs         --        --     --            --            --

Issuance of common stock          214,584     2,146     --            --        (2,146)

Preferred stock conversion             --        --     --            --       (27,500)

Currency translation                   --        --     --            --            --

Net loss                               --        --     --            --            --
                               ----------  --------     --    ----------   -----------

Balance at  January 31,1999    26,118,268  $261,183     15    $1,500,000    13,250,382
                               ==========  ========     ==    ==========   ===========

                                 Treasury Stock
                                ----------------      Currency     Accumulated
                                Shares    Amount     translation     deficit
                                ------    ------     -----------     -------

Balance at  October 31,1998       --      $  --      $  54,275    $(13,186,518)
Adjustment prior quarter          --         --       (191,391)        191,391

Preferred stock issuance costs    --         --             --              --

Issuance of common stock          --         --             --              --

Preferred stock conversion                   --             --              --

Currency translation              --         --         13,361              --

Net loss                          --         --             --        (616,807)
                                  --      -----      ---------    ------------

Balance at  January 31,1999       --      $  --      $(123,755)   $(13,611,932)
                                  ==      =====      =========    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended January 31,1999 and 1998

                                                            1999         1998
                                                            ----         ----
Cash flows from operating activities:
 Net Profit (loss)                                       $(616,807)   $(338,304)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                             52,010       55,655
  (Increase) decrease in accounts receivable               120,352     (281,117)
  (Increase) Decrease in allowance for
    doubtful accounts                                                  (111,996)
  (Increase)decrease in inventories                        273,587      320,269
  (Increase) decrease in advances on purchases
    of inventory                                                       (160,536)
  (Increase)decrease in other current assets
  Loan amortization
  (Increase) Decrease in prepaid expenses                   99,636     (177,811)
  Increase( Decrease) in contingent liabilities                          11,069
  Increase (Decrease) in accounts payable                  (11,739)     910,195
  Increase (Decrease)in accrued expenses                    82,690     (157,531)
                                                         ---------    ---------
     Net cash used in operating activities                    (271)      69,893
                                                         ---------    ---------
Cash flows from investing activities:
 Purchase of property and equipment                                    (110,522)
 Development costs                                                       (6,345)
 Revaluation of fixed assets                                17,911
 Loans to related parties                                               (10,509)
                                                         ---------    ---------
     Net cash used in investing activities                  17,911     (127,376)
                                                         ---------    ---------
Cash flows from financing activities:
Currency translation                                        29,081     (119,096)
Reclassification of Payable to Contingent Liability        113,069

Repayments to factor                                      (183,868)
     Net cash (used in)provided by financing activities    (41,718)    (119,096)
                                                         ---------    ---------
Net (decrease)increase in cash                             (24,078)    (176,579)

Cash, beginning of period                                   74,997      462,874
                                                         ---------    ---------
Cash, end of period                                      $  50,919    $ 286,295
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

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Interim financial reporting:

The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended January 31, 1999 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30,1999.

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

4. Commitments and Contingencies - Operating Lease

In February, 1999 the Corporate Headquarters were relocated. The Company has a three year lease for office and warehouse space located at Scottsdale Airpark in Scottsdale, Arizona. The lease commenced on March 1, 1999 and expires on February 28, 2002.

5. Third Quarter - Extraordinary Expenses

Despite very successful efforts to reduce its global operating expenses, the company experienced unforeseen costs not anticipated for the quarter, many of which were a direct result of the Asia economic problems of late 1998. These costs should not be considered reoccurring. Management was not pleased with the Company's third quarter financial results, which were caused primarily due to the following factors:

1. The Company was forced to utilize air freight (versus sea shipping) to ship its customers Christmas orders. Air freight costs exceeded $200,000 USD. Despite this action, some products did not make the customers shelves in time for Christmas sales.
2. Product returns of nearly $350,000 were experienced primarily in January, 1999 and were due to our late Fall shipments to customers. This was predicated by SC&T's inability to get product out of the orient via sea containers in time to meet customers commitments. These returns and the lost sales had an adverse impact on the companies profit objectives.
3. Late deliveries caused the company to offer price concessions/reductions to maintain shelf space that amounted to $160K during this period.
4. The Company's factoring charges increased dramatically for the quarter due to delayed payments by retailers. The Company is looking into alternate and lower financing sources.
5. The Company's start up expenses for the Asian operation were taken in full during the third quarter and amounted to $153,000.

In summary, if the Company had not been confronted with the above costs, it would certainly have posted its second consecutive quarterly profit. Based on these resullts, management is implementing plans that are intended to avoid similar situations in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10-QSB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's " expectations," "anticipation," "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 1999 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

The Company continues to reduce operating costs, while increasing both its distribution base and gross margins on products sold. Over the past 2-3 months, new an improved retail and reseller alliances have been made both by the company's North American and European operations. SC&T Is very optimistic about adding more customers and increasing the number of products currently sold by these customers. In January of 1999 the company's chairman officially assumed the sales responsibilities for the company's North and South American markets. SC&T Believes his involvement will have a significant impact on revenues during 1999.

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

OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTH PERIOD ENDED
JANUARY 31, 1999 AND 1998.

NET SALES

See detailed comments provided in the Notes to Consolidated Financial Statements on page 9 Item number five.

GROSS PROFIT

The Company gross profit percentage for the three months ended January 31, 1999 was $480,000 or 45% in contrast to a gross profit of 36% for the quarter ended January 31, 1998. This was due to the release of new, higher margin, products and the Company's ongoing and successful program to reduce its product costs. Gross profit margins are affected by several factors, including the product mix between the company's products. Typically, products sell at gross profit margins ranging from 20% to 40%. The Company anticipates that new products will initially sell at higher gross profit margins. However, there can be no assurance that higher margins will be maintained over the life of the product.

PAYROLL AND PAYROLL TAXES

The Company's payroll and payroll tax expense decreased slightly from $335,000 to $ 327,000 for the three months ended January 31, 1999. The Company will continue to reduce staffing where possible in its ongoing efforts to reduce operating costs.

SELLING AND PROMOTION

The Company's selling and promotion expenses decreased from approximately $294,000 for the three months ended January 31, 1998 to approximately $182,000 for the three months ended January 31, 1999, or a decrease of approximately 38%. Approximately 80% of the decrease was in travel expense and trade show expense and the balance was due to the discontinuance of sponsorship expenses of CART Fed X Kool Toyota Racing Series. The Company maintains a personal services agreement with its driver which allows the Company to utilize his figure and involvement in motor sports racing on its line of Per4mer racing products. In 1999, the Company will allocate funds only to areas where it can see a viable return on its investment. Carte Blanche advertising has been eliminated.

OFFICE AND ADMINISTRATION

The Company's office and administrative expenses decreased from approximately $365,000 for the three months ended January 31 1998 to approximately $272,000 for the three months ended January 31, 1999, or approximately 25%. Major cost reductions were made in legal expense and general office overhead expenses.

DEVELOPMENT COST AMORTIZATION

Development cost amortization decreased from approximately $37,000 for the three months ended January 31, 1998 to $19,000 for the three month period ended January 31, 1999. Development cost amortization represents amortization of costs associated with development of new products. Such costs are amortized over a 12 month period commencing with the first sale of the product.

OTHER EXPENSE

Other expenses increased $136,000 due to start up cost associated with the Company's Asia office.

NET PROFIT

The Company experienced operating losses of $617,000 for the third quarter. This is an increase of $330K over the operating results for the period ended January 31, 1998. The increase is due to the reduction in sales and the unforeseen expenses as described in item 5 in the Notes to Consolidated Financial Statements, page 9.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's initial public offering, and its private placement of Series A Preferred Stock in June 1996, the Company's working capital improved to approximately $3,635,084 at September 30, 1997. The Company is required to pay the costs of stocking inventory before the Company receives orders and payme from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products.

Through July 1996, the Company financed operations by factoring its United States receivable. Historically, the Company's European subsidiary financed operations through a line of credit of approximately $182,000 denominated in Belgian francs. In addition, to raise funds to meet its expenses, the Company obtained inventory financing in April and May 1995 for an aggregate of $1,000,000, completed a private placement in April 1995 of $1,500,000 for 2,000,000 shares of Common Stock, completed a private placement in September 1995 of $875,000 of 8% Subordinated Debentures. In December 1995, the Company used approximately $1,875,000 of the $4,500,000 gross proceeds of its initial public offering to repay the inventory financing and the 8% Subordinated Debentures. In June 1996 the Company received gross proceeds of $10,510,000 for an issuance of 1,051 shares of Series A Preferred Stock. The preferred shareholders earn 8% accretion per annum up to the date of conversion.

BUSINESS OUTLOOK AND RISK FACTORS

SC&T implemented major cost reductions during the latter part of 1998, which will be continued into 1999. These reductions have already improved the Company's financial operations. Management believes there is a growing acceptance in the global marketplace for the Company's expanding product line. SC&T Products are currently sold in over 25 countries worldwide. The Company plans four to six new product introductions by the end of 1999, which will expand its current line up of Per4mer and Platinum Sound products. Management is working on new programs designed to reduce operating expenses while increasing profit opportunities for its customers. SC&T is hopeful these efforts will enhance revenues and continue to reduce operating expenses. The Company's new manufacturing alliances has helped reduce product costs, and the company expects ongoing cost reductions throughout 1999. Total revenue and product mix could be materially and adversely affected by many factors some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonally of sales and general economic conditions.

The Company believes the accessory and peripheral products markets for the personal computer and video gaming industries has a strong outlook for 1999, as both the PC and Video gaming categories continue to grow. These markets are characterized by sales growth, rapid technological change, frequent introduction of new products, product upgrades and evolving industry standards. The Company strives to provide market-leading solutions that address the personal computer user interested in upgrading existing equipment. Due to the risk factors discussed and to other factors that generally affect high technology companies, there can be no assurance that the Company will be able to successfully penetrate these markets in the future.

The Company's 10-K report for the year ended April 30, 1998 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing.

                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION

Pending or Threatened Litigation

A. Home Arcade v. SC&T

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

1.Year 2000 Readiness Statement

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

2. Change in Company stock symbol

In December, 1999 the NASD changed the company's stock exchange symbol from SCTI to SCTU. This change was made without prior notification to the company. We apologize for any inconvenience this may have caused our stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On June 17, 1998 the registrant filed with the Securities Exchange Commission to change its fiscal year from March 31 to April 30.

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