Form 10KSB40
period 1999-04-30
SC&T INTERNATIONAL INC
filed 1999-08-13
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 1999

                         Commission file number 0-27382

                            SC&T INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

        ARIZONA                                         86-0737579
(State of incorporation)                    (I.R.S. Employer Identification No.)

                             7625 EAST REDFIELD ROAD
                                    SUITE 200
                            SCOTTSDALE, ARIZONA 85260
                                 (480) 368-9490
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

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

Issuer's revenues for its most recent fiscal year: $3,405,313

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 5, 1999 - $1,064,212

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 1999 - 3,351,064

Documents incorporated by reference: Not Applicable.

                            SC&T INTERNATIONAL, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL PERIOD ENDED APRIL 30 ,1999

                                TABLE OF CONTENTS

                                                                            Page
PART I

ITEM 1.   STATEMENT TO SHAREHOLDERS  - BUSINESS                               3
ITEM 2.   FACILITIES                                                         13
ITEM 3.   LEGAL PROCEEDINGS                                                  13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                15
ITEM 6.   SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                         16
ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        24
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                19

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
          EXCHANGE ACT OF 1934                                               19
ITEM 10.  EXECUTIVE COMPENSATION                                             20
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     21
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     21

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES                                                                   23

                                     PART I

ITEM 1. STATEMENT TO SHAREHOLDERS

This past year has not met the expectations of the Company. Since the untimely resignation in September 1997 by Toback & Company, the Company's accounting firm, and its subsequent de-listing by the NASDAQ in October 1997, the Company has struggled to achieve its planned future growth. Due to the de-listing the Company found it impossible to attract additional financing, through traditional channels, to operate effectively and the Company has endured through tough times. The Company filed suit against Toback & Company on June 21, 1999 seeking substantial damages for their actions.

This past year has proven equally difficult for the Company, as it has for every vendor in the industry. Once again operating cash shortages, resulted in late development and product deliveries, which culminated in reduced revenues and increased losses. Coupled with alleged predatory marketing activities by industry leader InterAct, a division of Recoton Corp., the years target objectives were not achieved. InterAct allegedly spearheaded an aggressive marketing campaign of buying retailer shelf space exclusively for its own products with key national retailers during the 1998 Fall selling season. This activity had a dramatic effect on the entire industry, causing severe price cuts and profit erosion. The net result of these alleged actions caused most of the vendors in this industry to report large scale losses and market cap erosion. InterAct did gain market share, but also suffered huge looses and severe erosion of its own share price, which dropped from over $39. to under $9. It is the belief of SC & T like other industries (airline, oil, and communications sectors) our own industry is going through a major shakeout.

Despite a difficult year, the Company sees future improvement as a more level playing field emerges, once the accessory and peripheral category consolidation is complete. The company believes there will be a thinning of the industry as smaller suppliers exit this category over the next six to eight (6-8) months. This will open up the market to the remaining vendors.

The good news is SC & T survived this period, reporting much smaller losses (SC & T's accumulated six year losses are less than some larger suppliers posted last year alone) among its competitors.

Despite the less than desirable annual results, SC & T was acknowledged for its development reputation within the industry. In May of 1999, the company entered into two strategic marketing alliances for it's own accessory products with VM Labs Inc., of Mountain View Ca., developers of the NUON interactive entertainment platform for consumer electronics. The Nuon technology is designed to be imbedded onto the next generation of digital products such as DVD players and set-top boxes. The powerful NUON operating system provides the ability for DVD players (unlike VHS players which only play and record movies) the ability to Play Movies, play Audio CD's and to play Video Games, all from one system. As DVD players replace VHS units over the next 3-5 years, the enhanced capabilities of the NUON technology will revolutionize the home entertainment category.

SC & T's two strategic licensing agreements are critical for the Company, and represent a major marketing coup for the Company. The first is a license to market six of its current Per4mer and Air Racer racing wheel and game controller products incorporating the NUON technology. The second is a co-development and global marketing license for VM Labs standard NUON gaming controller. This controller will be exclusively marketed by SC & T and one other company on a worldwide basis.

With DVD emerging as the replacement product for the Beta and VHS formats (91% of USA homes currently have VHS players) with DVD players projected to exceed units of 200 million players worldwide over the next five (5) years With the NUON technology estimated for incorporation into over fifty plus (50+%) percent of DVD players (Toshiba is a lead supplier) will not be subject to the traditional pricing practices of retail mass marketed products. The full line of NUON enhanced accessory products from SC & T will become a market leader as a supplier of these products. These products should garner higher retail prices, and improved gross margins for the Company. The Company sees growth potential and revenue opportunities associated to this emerging category through its licensing agreements with VM Labs.

In May of 1999, SC & T elected to focus its development efforts on offering its products at the sub $50.00 retail price level. This segment of the retail mass market accounts for over fifty (50%) percent of product sales. As its competitors introduce similar products at higher price points ($79.95 and up) in an effort to recoup past losses, SC & T hopes the category will offer larger distribution opportunities for its products.

The Company also announced plans to form a software publishing unit to distribute NUON software programs. The Company hopes to secure the required investment for this project and NUON developers looking for publishers and distributors for their products.

The Company is working to secure additional working capital, and is also pursuing new distribution alliances it hopes will reduce costs and expand it's product depth while strengthening its position in the industry. The Company is also looking for ways it can diversify its interests, so it does not rely on its existing products for all revenues. The Company has identified areas (NUON and other alliances) in this regard. The Company continues to shed overhead costs, and is confident that it can prevail in its efforts to grow the business.

BUSINESS - GENERAL

The Company develops and markets accessory and peripheral products for the personal computer and video game segments of the retail and Corporate markets under the Company's PLATINUM SOUND, PER4MER, ULTIMATE PER4MER and AIR RACER registered trademarks. The company segregates its products into two distinctive product categories. The sound products are marketed under the Platinum Sound brand name, while the Company's racing wheel and other game controller devices are marketed under the PER4MER and AIR RACER brand names. The Company's sound products primarily comprise a volume controller, sub-woofer and amplified speaker systems. The PER4MER line consists of racing wheel and game controller products, designed for all IBM PC's, Nintendo, Sony Playstation game consoles, with products soon to be available for the NUON DVD player category. This line also includes unique game controller devices such as AIR RACER. The company has developed a new Voice Recognition keyboard which it plans to release during the next 4-6 months. Based on the increasing demands of the Internet, the company believes it is time to re-launch this product under its new format. The Company will do so by aligning itself with a major keyboard supplier. PLATINUM SOUND, PER4MER, ULTIMATE PER4MER, AIR RACER are registered trademarks of the Company.

The Company focuses on the multimedia, interactive, communications and the video gaming segments of the PC and consumer electronics industry. The Company develops technology to furnish one-step, integrated solutions for the PC, NUON and Video Game user. The Company began operations in June 1993 and achieved sales of approximately $4,733,000 and $3,405,000 during the years ended April 30, 1998 and April 30, 1999, respectively.

Since the Company's de-listing from the NASDAQ in October 1997, the Company's ongoing growth initiatives have not materialized. Since that time, the Company has suffered through difficult times. Cut off from normal financing channels, the Company has continued without proper operating finances, has seen its share value erode and has suffered declines in sales revenues. Despite hitting a revenue high of $7,346,000 during the year ended June 30 1997, and the introduction of new and exciting products, the stigma associated to the Toback resignation and the inability to secure needed operating funds has impacted the Company's ability to grow its market as planned. However, it has survived and has secured new alliances which will benefit the Company moving forward.

INDUSTRY OVERVIEW

The market for multimedia PC's and video game console equipment continues to grow, and is characterized by rapid technological change. Unlike certain other segments of these markets, the multimedia and gaming segments are consumer driven. As a result, many PC manufacturers have redesigned their product mix to dramatically increase the multimedia and entertainment portion of their product line. Some have reconfigured their product lines so 100% of their products offer multimedia and gaming capabilities. With the emerging DVD market and the enhanced NUON technology for DVD players, coupled with SC & T's licensing agreements with VM Labs, new growth opportunities exist for the company.

This Report also refers to other manufacturers, retailers and vendors as it applies to the current marketplace.

PLATINUM SOUND PRODUCTS

The Company's sound category consists of a well rounded line up of Sub Woofer, Equalizer-Amplifiers, Headphones, Microphones, Volume Controllers and Amplified Speaker systems. This product assortment was designed to compete head to head with top selling products offered by Altec Lansing, Yamaha, Labtec and Sony. The Company's development focus was on bringing unique and innovative products to the market under the banner of "Twice the Product For Half The Price." The Company feels its mission of delivering fully featured products at aggressive retail prices has been successful. Product offerings have been well received by both retailers and the industry media. Currently, Platinum Sound products account for approximately 10% of the Company's annual sales revenues. The Company expects this number to grow in proportion to overall sales revenues.The demand for greater sound (at affordable prices) by gamers and PC users alike, has allowed SC&T a presence in this growth market. The Company believes that it will increase revenues from this category as it expands its distribution over the next twelve (12) months.

At present, the Company offers three sub woofer products, a graphic equalizer-amplifier, a PC volume controller, and three amplified PC speaker products. All products are compatible to IBM-PC's, Macintosh PC's, TV's, Stereos, CD-ROM Players, or other electronic devices utilizing RCA mini-jack connectors.

PER4MER - AIR RACER PRODUCTS

PER4MER Racing Wheels is a full line of video arcade racing wheels compatible with Nintendo, Sony Playstation video game consoles, all IBM PCs, and will soon be compatible to the NUON technology platform. The wheels are arcade style input device featuring analog and digital controls. The wheel plugs directly into the game port connection. The SRP for this line ranges in the $39.95 - $ 49.95 level.

AIR RACER is an innovative 3 in 1 game controller. Designed to be used for racing, flight and general game controlling needs. This product introduced in late Fall of 1998, despite a late delivery, was well received in both the Company's North American and European operations. The products SRP ranges between $39.99 - $49.99.

In 1997 the Company introduced its second generation product, identified as the "ULTIMATE PER4MER" line of racing wheel products. A more advanced, ergonomically designed product, this new line also includes a Forced Feed Back model, which addresses the latest technology to hit the video game/PC marketplace. Forced Feed Back allows the end user to feel all of the real action (bumps, hits, and accidents) as displayed on the screen of the game/program being run.

Unlike the original PER4MER products, the new ULTIMATE PER4MER products have SRPs ranging from $59.95-$149.95.

MARKETING

The Company offers its products to the retail video game, OEM, and corporate segments internationally, through a combination of direct sales personnel, independent sales representatives, and its wholly owned US, European and Asian subsidiaries.

The Company's products are currently sold in over 25 countries, including the United States, Belgium, Germany, France, Italy, Finland, Holland, Switzerland, Turkey, the United Kingdom, Argentina, Brazil, Spain, Hong Kong, Canada, and Russia. For the years ended April 30, 1998 and April 30, 1999, sales in the United States accounted for approximately 51% and 60%, respectively, of the Company's consolidated revenue, and sales in Europe accounted for approximately 49% and 40%, respectively, of the Company's consolidated revenue.

In the United States, a sales representative is typically paid a 3-5% commission. In the U.K. the company utilizes direct sales personnel. The Company has written agreements with its United States independent sales representatives. Agreements with independent sales representatives have a term of one year, with certain cancellation provisions. The Company expects to renew its agreements as they expire, providing the appropriate sales revenue objectives are achieved by each group.

In 1998, the Company opened up a distribution alliance in South America, with a consumer market of over 300 million people. Due to the economic conditions that have effected this region sales did not reach expected levels. The Company sees recovery in the market and greater revenue contributions over the next twelve
(12) months.

Current U.S. based retail and catalogue customers of the Company include, but are not limited to; Best Buy, Babbages, Electronic Boutique, Data Vision, Egghead Direct, Fry's Electronics, COMP USA, and Cyberian Outpost. The Company is targeting numerous larger retail accounts for increased distribution over the next year, and plans to diversify into other product categories.

The Company is in negotiations with other vendors who have shown an interest in producing the Company's line of products, on time, and at a reduced cost. Even though the Company believes it will continue to reduce its manufacturing costs, and align itself with suppliers that can deliver on time, there can be no assurance that the Company will be successful in its efforts.

During 1998, the Company replaced its managing director for its U.K. subsidiary. To curb additional costs during the 98-99 shakeout period, the Company has reduced its advertising expenses by ninety-five (95%) since January of this year. The Company's current marketing efforts include limited advertising in trade and business publications, and limited participation in domestic and international industry trade shows, coupled with the production of product literature and sales support tools. The Company's products are marketed under the registered trade names; PLATINUM SOUND Multi-Media Products, PER4MER, ULTIMATE PER4MER and AIR RACER. Packaging and operating manuals are produced in six languages, Spanish, French, German, Italian, Portuguese, and English.

The Company's sales from the United Kingdom are invoiced in U.S. dollars and UK pounds sterling. Expenses of the Company's international operations are incurred in various foreign currencies, principally UK pounds sterling . Accordingly, the Company is subject to the risk of fluctuations in currency exchange rates. To date, the Company has not experienced any material net gain or loss due to foreign currency fluctuations. There can be no assurance that the Company will not experience material adverse effects on operations from foreign currency fluctuations in the future. See "Special Considerations - Risks Associated With International Sales; Currency Fluctuations" contained in Item 1 of this Report.

NEW PRODUCT DEVELOPMENT

The Company's multimedia keyboard line has been discontinued, in favor of a second generation product targeted at the corporate market. This second generation incorporates enhanced Voice Recognition features. Even though completed, this product has not yet been introduced into the market. The Company plans to do so in 1999, however, wishes to do so in partnership with a major keyboard manufacturer. Over the past year, the Company has applied its primary market focus on building the awareness on its line of PLATINUM SOUND, PER4MER, ULTIMATE PER4MER, and AIR RACER products.

During the years ended April 30, 1998 and April 30, 1999, the Company spent approximately $317,000 and $53,000 respectively, on research and development. The Company expects to incur approximately $150,000 in research and development expenses in connection with development of new products during fiscal 2000.

SUBSIDIARIES

On December 31, 1994, the Company purchased all of the outstanding shares of Westex N.V. for 210,000 shares of the Company's Common Stock. This agreement was renegotiated in June 1996, resulting in the forfeiture of 200,000 shares and the obligation, subject to certain contingencies, to issue 25,000 shares of the Company's Common Stock. Westex N.V. was incorporated in Belgium in March 1989. During 1998, in an effort to reduce operating costs, the Company consolidated its European distribution operations into one central facility located in the United Kingdom. In May,1997 the Company formed SC&T Europe Limited, located in Portsmouth England. All current marketing and distribution operations, including a United Kingdom domestic sales force, is now being handled out of the United Kingdom. For the year ended April 30, 1998 and April 30, 1999, sales by SC&T Europe accounted for approximately $2,342,000 and $1,372,000 respectively, of the Company's consolidated revenue.

In June of 1998, the Company opened a wholly owned subsidiary in Hong Kong. This facility was established to oversee all manufacturing issues of the Company's products.

The Company has independent distribution networks in Canada and South America. Neither of these facilities are wholly owned subsidiaries of the Company.

The Company's European sales are typically invoiced in U.S. dollars or U.K. pounds sterling. The Company's sales from the United Kingdom are invoiced in U.S. dollars and pounds sterling. Expenses of the Company's international operations are incurred in various foreign currencies, principally UK pounds sterling and in U.S. dollars. Accordingly, the Company is subject to the risk of fluctuations in currency exchange rates. To date the Company has not experienced any material net gain or loss due to foreign currency fluctuations. There can be no assurance the Company will not experience material adverse effects on operations from foreign currency fluctuations in the future.

COMPETITION

The PC, multimedia, and video game retail markets in general are highly competitive. The events of this past year were detailed in the opening section of this report. Many of the Company's competitors have greater financial, technical, marketing, and sales resources than the Company. The Company's major competitors in the multimedia accessory and peripheral market are NMB,
Maxiswitch, Altec Lansing, Yamaha, Sony, and Labtech. The Company's major competitors in the video game racing wheel market will come from InterAct, Thrustmaster and MadCatz. This highly competitive arena in 1998 generated huge losses for every major player within the category. By virtue of SC & T's size, limited operating capital and decision to sell less product last year, these actions resulted in substantially lower losses for the company than were experienced by other suppliers in this category. The Company survived this period, and is continuing to fight towards increased sales and profitability. In an effort to reduce its reliance on its current line of products, the Company plans to expand its product line by incorporating a wider range of products which will target a broader base of customers.

INTELLECTUAL PROPERTY RIGHTS

Although the Company considers certain of its products to be proprietary, the Company manufactures certain of its product lines through the assembly of component parts which are readily available in the world marketplace. There are few barriers preventing others from designing, assembling, or reverse engineering products similar to those sold by the Company.

To defend against its competition, the Company's philosophy is to design and market products of high quality and features, which can be sold for lower prices. The Company is also focussing efforts to identify other marketing areas so it can diversify its reliance on a single product niche. The Company feels continued product diversity offers stronger long-term opportunities, and reduces the inherent downside risk to more competitive and seasonal product offerings. Unlike its competitors whose market penetration is much larger, every new customer account represents new revenue and growth for the Company. Due to the expanding Internet sector, the company sees the market for its new integrated voice recognition keyboard as a new product-category opportunity. The Company plans to align itself with a brand name keyboard supplier for the re-introduction of this product.

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

In February, 1998 the U.S. Patent Office granted numerous patents on the Company's Multimedia-Telephony keyboard technology. The Company has filed an international patent application designating Europe, Japan, Australia, Canada, Brazil, China, and South Korea. Presently the Company is finalizing license agreements with Maxi Switch, Silitek and NMB. All are marketers of similar technologies which infringe on the Company's patent. The Company has started to receive Royalty revenues and believes it has the potential to generate strong annual revenues for it's technology as the demand by corporations to reduce workspace clutter and improve productivity will result in increased demand for keyboards which integrate the Company's technologies.. The company has entered into two royalty agreements to date, which should generate royalty revenues of approximately $200,000 USD per annum.

Although the Company believes patent, trade secret, and copyright protection are significant to its competitive position, other factors also exist. Knowledge, ability, and experience of the Company's personnel, the Company's success at new product development and enhancements, and name recognition are more significant to its competitive position.

RAW MATERIALS - SUPPLIES -DELIVERY

The Company receives and inspects finished products and component parts at its United States and UK facilities. The Company tests a sample of all delivered products for compliance with specifications. The Company's principal supplier has not had a good on time delivery record, and its quality has not been up to standard on numerous products. As such, the Company is negotiating with other suppliers to correct this problem. The interruption of supply has adversely affected the Company's ability to supply certain of its products in a timely manner, and the Company has suffered lost revenues as a result. The Company has incurred large write down costs in the past , but feels this will not be a major factor moving forward due to its ability to focus on key products in its product line assortment.

EMPLOYEES

As of April 30, 1999, the Company's United States operation had ten full-time employees. The Company's UK subsidiary employed five full-time employees. It's Hong Kong office employed two persons. None of the Company's employees are represented by a labor union. The Company believes its employee relations are in good standing. The company also has contracts with independent sales rep organizations for sales of its products within the U.S. market.

                             SPECIAL CONSIDERATIONS

LIMITED OPERATING HISTORY

The Company commenced operations in June of 1993 as a producer and marketer of CD-ROM audio cables. In October 1993, the Company began developing PC multimedia accessory products. In 1996, the Company entered the computer and video game markets with the introduction of a line of PC and video arcade racing wheels. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance. In addition, the Company's business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost overruns, uncertain market acceptance, competitive activity and the absence of an operating history. Despite significant obstacles, the Company has continued operations, and against all odds, has succeeded in moving forward. However, there can be no assurance the Company's business will be successful or that the Company will be able to achieve or maintain profitable operations. See "Business" contained in Item 1 of this Report.

HISTORY OF LOSSES

The Company has incurred operating losses since inception, and reported net losses of $2,085,756 and $3,255,945 for the years ended April 30, 1998 and April 30, 1999, respectively. As of April 30, 1999, the Company had an accumulated deficit of over $15,000,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing the Company's product line, the costs of introducing new products to market, inventory adjustments, and costs associated with financing activities prior to the Company's initial public offering. To date, operating revenues have not been sufficient to cover these costs. The Company had revenue of approximately $3,405,000 for the year ended
April 30, 1999, a decrease of approximately $1,328,000 over revenue of approximately $4,733,000 for the year ended April 30, 1998. The Company reported a net loss for the year ended April 30, 1999. Competitive activities for the last year intensified. There can be no assurance the Company will generate sufficient operating revenue, expand sales of its products, or control its costs sufficiently to achieve or sustain profitability. However, the Company continues to explore additional investment opportunities, as it believes with the proper financing in place, its future ability to reach profitability can be achieved.

The Company policy has always been to write down, and report obsolete inventories. It has continued to develop new products, at a cost to the Company's bottom line. The Company has maintained an open book with industry press releases on all material aspects of the Company's operations. Management of the company firmly believes the two primary roadblocks for the Company have been its inability to obtain the necessary operating capital to ensure its product development and customer orders are produced and delivered in a timely manner. Had this not been a problem, results would have greatly improved.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

COMPETITION

The Company faces competition from several major competitors that market multimedia, accessory, and peripheral computer products, and computer and video game products. Many of these products are marketed by companies well established, have reputations for success in the development and sale of products, and have significantly greater financial, marketing, distribution, personnel, and other resources than the Company. See Opening Statement and "Special Considerations - Litigation" contained in Item 1 of this Report. The Company expects direct and indirect competition is likely to intensify in the future. There can be no assurance the Company will be able to compete successfully. See "Business - Competition" contained in Item 1 of this Report.

YEAR 2000 READINESS

The year 2000 (Y2K) is an issue putting at risk systems, products and specialized hardware utilizing date sensitive computer chips or software with two-digit date fields will fail to properly recognize the year 2000. As a direct result of this concern the Company has upgraded all hardware and software to be Y2K compliant. Management has taken these measures to insure all computer hardware and software will be able to function as the year 2000 approaches. However, there is no assurance all the suppliers and vendors of the Company are Y2K compliant, and therefore it is possible some business interruption may occur as a result.

TECHNOLOGICAL CHANGE AND NEW PRODUCTS

The PC, internet, multimedia, computer, and video game markets in general, have been characterized by rapid technological change, frequent introduction of product upgrades, and evolving industry standards. The Company believes its future success will depend on its ability to anticipate such changes and to offer the market responsive products on a timely basis which meet these evolving industry standards and achieve market acceptance. Due to insufficient operating capital, the Company has been hindered in its ability to achieve profitability. There can be no assurance the Company will have sufficient resources to develop or otherwise acquire new technology or to introduce new products that would satisfy an expanded range of customer needs. Additionally, delays in new product introductions or product enhancements could adversely affect the Company's operating results in the future. The Company has experienced delays in delivery schedules on new product introductions. See "Business New Product - Development" contained in Item 1 of this Report.

DEPENDENCE ON KEY PERSONNEL: NEED TO ATTRACT NEW PERSONNEL

The loss of the services of James L. Copland, the Company's President, Treasurer, Chairman of the Board and Chief Executive Officer, would have a material adverse effect upon the Company. The Company maintains a five-year employment agreement with Mr. Copland. The agreement includes non-competition and non-solicitation provisions for a 12-month period following termination of employment. Mr. Struthers, the Company's Executive Vice President, also maintains a five year agreement. Ms. Catherine Copland maintains a three year agreement. Similar terms and conditions apply for these two individuals. The Company maintains key man life insurance on Mr. Copland in the amount of $1,000,000. The Company has assigned one-half of the proceeds of this policy to the estate of the insured. The Company's success also is dependent on its ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel. There can be no assurance that the Company will be able to hire or retain necessary personnel. The failure of the Company to attract and retain personnel with the requisite expertise or to internally develop personnel with such expertise could adversely affect the prospects of the Company's success. See "Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in Item 9 of this Report and "Executive Compensation - Employment Agreements" contained in Item 10 of this Report

RELIANCE UPON MAJOR CUSTOMERS

Three customers were responsible for 9-11% each of the Company's net revenue for the year ended April 30, 1999. The total of these three customers for the year ended April 30, 1999 represented 30% of the net revenue for the year ended April 30, 1999.

DEPENDENCE ON THIRD PARTY SUPPLIERS

The Company does not have supply agreements with any of these suppliers. The Company has not experienced any material difficulties in obtaining supplies in the past with the exception of timely delivery of new products from its primary manufacturer. The Company believes additional suppliers are identifiable, and accepts any reduction or interruption in supply from its vendors or suppliers would adversely affect the Company's ability to supply orders in a timely manner. See "Business - Raw Materials and Supplies" contained in Item 1 of this Report.

RISKS ASSIOCIATED WITH INTERNATIONAL SALES - CURRENCY FLUCTUATIONS

Expenses from foreign operations are not denominated in U.S. dollars. Expenses denominated in foreign currency accounted for approximately 26% of the Company's expenses for the year ended April 30, 1998, and 36% of the Company's expenses for the year ended April 30, 1999. The Company's operations abroad expose the Company to risks such as exposure to currency fluctuations, exchange rates, tariffs and other barriers, differing standards requirements, difficulties in staffing and managing international operations, differing regulatory requirements, potentially adverse tax consequences, and country-specific product requirements. In addition, the Company is exposed to gains and losses on international currency transactions. Currently, the Company does not engage in international currency hedging transactions. There can be no assurance that these factors will not have an adverse impact on the Company's future revenue or operating results. See "Business - Marketing" contained in Item 1 of this Report.

INTELLECTUAL PROPERTY - PATENTS

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

SEASONALITY - FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As new standards or significant new products are introduced in the industry, sales may slow significantly while the market reacts to these factors. Therefore, the Company's revenue may vary significantly from quarter to quarter. Additional factors which may affect revenue include the timing of customer orders, changes in the Company's product and customer mix, the introduction of new products by the Company, pricing pressures, and economic conditions. The Company also incurs significant development, sales, and marketing expenses in anticipation of future sales. If demand for the Company's products weakens, or if orders are not shipped in any quarter as anticipated, the Company's results of operations for the quarter could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

NEED FOR ADDITIONAL FINANCING - ALLIANCES

The Company completed its initial public offering in December 1995. In addition, the Company completed a private placement of preferred stock in June 1996. The Company's continued viability will be dependent upon its ability to generate cash from operations or to obtain additional financing sufficient to meet its obligations as they become due. Unless the Company can generate cash from operations sufficient to fund all of its operating needs, the Company will be required to obtain additional financing. It is currently anticipated the Company will require additional working capital to continue to fund its operations. Management is actively exploring both debt and equity financing as well as holding discussions with potential merging partners in order to obtain such debt or equity financing. The Company is actively pursuing additional investment capital, however, there is no assurance that management will be able to obtain such financing.

The Company has a factoring agreement to finance its U.S. receivables through Sun Capital Inc. The Company's need to factor it's receivables is a direct result of a lack of working capital by the Company. Such an arrangement is expensive and has an adverse effect on the Company's operational expenses. Similar arrangements for the Company's European receivables do not exist at this time.

Over the past year the Company has incurred large legal costs due to the resolution efforts it's past preferred shareholder and de-listing problems, coupled with other issues arising from the latter. The Company has also written down large inventories in the past. The Company does not feel that such expenses or product write-downs are likely to occur during the next fiscal period.

LITIGATION

The Company is currently involved in various legal proceedings. To the extent that these lawsuits requires management time and other resources, results of operations may be negatively impacted. See "Business Legal proceedings" contained in Item 3 of this Report.

CONVERSION - PREFERRED STOCK

In June,1996 the Company issued 1,051 shares of series A Preferred Stock in a private placement resulting in proceeds to the Company of $10,510,000. The private placement was made to a group of institutional investors under Regulation S as promulgated by U.S. Securities and Exchange Commission. The Series A Preferred Stock was convertible into common stock at a conversion ratio based upon the average closing bid price of the Company's common stock for the ten trading days prior to conversion. Because of the steep decline in the price of the Company's common stock, the preferred stock became convertible into more shares than the amount of common stock of the Company authorized by the Articles of Incorporation. The Company, in 1998, entered into agreements with the holders of all of the Series A Preferred Stock whereby all of their shares of Series A Preferred Stock are tendered for conversion at a fixed conversion price of $1.00 per share (the "Fixed Conversion"). In addition to the fixed Conversion Price, the holders of the Series A Preferred Stock will also receive warrants to purchase one-third of the number of shares which they receive pursuant to the Fixed Conversion price at a price of $1.75 per share subject to ordinary anti-dilution provisions (the "Warrant Shares'). The holders of the Series A Preferred Stock waived all other conversion rights which they may have pursuant to any agreement. The Company did not have an adequate number of common shares to convert all the new warrants, all the previously issued warrants outstanding and employee stock options. On or about October, 1997, James Copland, the Chairman of the Board, President, Treasurer and Chief Executive Officer of the Company, turned in 1,500,000 shares of common stock held by him to allow the Company to issue common stock in conversion of preferred shares. In return therefore, the Board of Directors voted to issue Mr. Copland 15 shares of of $100,000 face value preferred stock. The Board of Directors determined this was a fair price for the surrender of the shares based on the fact prior offers by other shareholders would have been sufficient at a substantially higher cost to the Company if it had accepted these offers and due to the fact the return of the shares resulted in reducing the outstanding convertible preferred shares. The preferred shares are convertible into common stock at the rate of 12 shares for every $1 of face value of the Series B Preferred stock. In addition, the President received $150,000 in cash for the additional 148,444 shares returned.

The Company believes all of the foregoing transactions were on terms no less favorable to the Company than could have been obtained from unrelated third parties. The Company intends to continue to require any future transactions with affiliated parties be on such terms and approved by a majority of the disinterested directors.

PROXY APPROVAL

In July of 1998 shareholders of the Company approved two Motions. The first, to increase the number of authorized shares by 50,000,000, bringing the total to 75,000,000. The second motion approved by the shareholders was a reverse stock split. On April 23, 1999 the Company initiated a reverse stock split in a ratio of one (1) new share for eighteen (18) of its shares of common stock.

LACK OF DIVIDENDS

The Company has never paid any cash dividends on its Common Stock and does not anticipate it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business.

CHANGE IN CONTROL PROVISIONS

The Arizona General Corporation Law contains provisions which may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders.

LIMITED LIABILITY OF COMPANY DIRECTORS

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

POSSIBLE VOLATILITY OF STOCK PRICE

The Company's Common Stock and Warrants issued to the public in connection with the Company's initial public offering ("IPO Warrants") were traded on The NASDAQ Stock Market, Inc. ("NASDAQ") SmallCap Market. Since the Company's de-listing it's common stock has traded on the Over the counter bulletin board. The trading price of the Company's Common Stock in the future could be subject to wide fluctuation in response to factors such as technological innovations, new product developments, general trends in the Company's industry, as well as
quarterly   variations  in  the  Company's  results  of  operations  and  market conditions in general. During certain periods, the stock markets have experienced extreme price and volume fluctuations which have particularly affected the market prices for many small companies and which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report.

MAINTENANCE CRITERIA - FOR NASDAQ SECURITIES

On October 22, 1997, the Company's shares of common stock, which were traded on the NASDAQ Smallcap market under the symbol "SCTI," were de-listed by NASDAQ. This action was taken on account of the Company's failure to file its form 10-KSB in a timely manner. The failure of the Company to meet this filing requirement was the direct result of the untimely resignation of the Company's accounting firm, Toback CPAs, P.C. The Company immediately began a search for a new accounting firm, retaining Evers & Company. The Company has since retained King, Weber and Associates, P.C. who has now acted as the Company's independent accounting firm for the audit of the current years financial statements. The Company is appealing its de-listing and has asked NASDAQ to relist the common stock of the Company. The Company is unable to predict whether NASDAQ will act favorably on such request.

PENNY STOCK RULES

Because the Company is no longer listed on the NASDAQ Smallcap market, the common stock of the Company falls within the definition of "penny stock" under the Securities Exchange Act of 1934. Accordingly, brokers engaging in transactions in the Company's common stock are required to provide a customer with risk disclosure documents, disclosure of market quotations, if any, disclosure of compensation of the broker/dealer and the salesperson of the transaction and monthly accounting statements showing the accounts. This de-listing has prohibited the company from seeking additional operating capital through traditional channels. These rules create a "less willingness" by brokers to engage in transactions in the Company's securities due to an OTC listing, therefore increasing the difficulty the company to raise funds and for those investors to dispose of their securities.

SHARES OUTSTANDING

Due to the issuance of shares of common stock to convert the Series A Preferred Stock, the Company had approximately 25 million shares of common stock trading. This amount of "trading stock" had an adverse affect for the prevailing market price of the Company's common stock. To improve shareholder value, the Company effected a 1 for 18 stock reverse on April 23, 1999. This in turn, reduced the number of common "trading shares" to an amount equal to approximately 1.5 million common shares.

LOOKING FORWARD INFORMATION MAY PROVE INACCURATE

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

ITEM 2. FACILITIES

In March, 1999 the Company relocated its US operations to a facility located in the Scottsdale Airpark in Scottsdale, Arizona. The facility leases approximately 6500 square feet of warehouse space and approximately 2,000 square feet of executive office space for approximately $7000 per month. The lease expires February 28, 2002.

The Company's European subsidiary is located in Portsmouth in the U.K. The U.K. office currently leases approximately 11,000 square feet for approximately
$9,435 per month. The lease expires May 12, 2003, with a three year break option.

The Company anticipates that its facilities are sufficient for its current needs. To the extent additional warehousing space is required, the Company intends to lease off-site, short-term storage facilities.

ITEM 3. LEGAL PROCEEDINGS

Pending or Threatened Litigation

a. The Company v. Maxi Switch

On May 13, 1997, a Pima County jury awarded SC&T $3,000,000.00 against Maxi Switch, Inc., Silitek Corporation, and Lite-On Peripherals, Inc. for the defendants' breach of contract and misappropriation of SC&T's trade secrets related to SC&T's Platinum Sound Multimedia Keyboard products. On June 30, 1997, a formal Judgment was signed by the Judge for $3,160,885.10, which amount included attorney's fees and court costs. The defendants posted a $3,200,000.00 bond pending post trial motions, and the post trial motions were denied. On January 5, 1998, the Court ordered the defendants to add a further $500,000.00 to the bond for additional costs on appeal, and also ordered that the 5.15% interest being earned on the principal amount to be added to the bond. Thus, the total bonded amount is now $3,700,000.00, plus 5.15% accruing interest. The company settled this award in 1998 for approximately $ 1,825,000.

b. Home Arcade v. the Company

In September of 1997, Home Arcade filed suit in San Jose, California, against the Company re a license dispute. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, counsel has not yet been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing. The company is preparing for litigation at this time.

c. Jack Of All Games v. the Company

In June of 1997, Jack Of All Games Entertainment, Inc., sued the Company in Cincinnati, Ohio, for breach of contract regarding a purchase order for 5,000 steering wheels. Jack Of All Games is seeking $179,272.80, plus interest and attorneys fees. Management intends to vigorously defend this case or settle it based on the provision of replacement product. The parties had previously agreed to a product exchange and the Company expects a product exchange to occur. This litigation should be concluded within the year, and if settled through arbitration, the maximum exposure to the company would be reduced to $ 100,000.

d. The Company v. Toback & Company

In June 1999 SC&T filed suit against Toback & Company seeking substantial damages for the firms untimely resignation in September of 1997. These actions caused the de-listing of SC &T's shares from the NASDAQ Stock Exchange. The Company alleges Toback's actions were premeditated and unnecessary, causing severe damage to the Company. The Company is seeking damages against Toback & Company in this regard. The Company believes it will prevail in it's action against Toback & Company.

e. The Company v. Santiago Villa

SC &T has filed suit against its former landlord seeking to collect approximately $20,000 in escrow funds not disbursed to the Company when it vacated it's former offices. The Company believes it will prevail in this action.

UNASSERTED CLAIMS AND ASSESSMENTS

The Company has a wheel product which includes "force-feedback" technology as a new version to its racing wheel. The Company has been contacted by Atari. Atari expressed a desire to evaluate the Company's force-feedback technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the force-feedback technology from another company, Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sales of the Company's force-feedback racing wheel would be impacted, or the Company might have to seek a license from Atari.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock and IPO Warrants were quoted on the NASDAQ SmallCap Market under the symbols "SCTI" and "SCTIW," respectively, from December 14, 1995 through October 22, 1997. The company now trades on the OTC Bulletin board under the symbol "SCTU".

The following table sets forth the quarterly low bid and high ask prices of the Company's Common Stock for the calendar periods indicated on the NASDAQ SmallCap Market. (Adjusted for reverse stock split.)

                                                                 COMMON STOCK
                                                               -----------------
                                                                BID         ASK
                                                               -----       -----
1997
  Fourth Quarter                                               10.68       16.24

1998
  First Quarter                                                  .72        5.62
  Second Quarter                                                2.47        6.84
  Third Quarter                                                 1.44        3.60
  Fourth Quarter                                                1.26        2.79

1999:
  First Quarter                                                  .91        1.62
  Second Quarter                                                 .90        2.63
  Third Quarter                                                  .68         .75

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

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by King, Weber & Associates, P.C. for the year ended April 30, 1999 and Evers & Company, Ltd. for the ten months ended April 30, 1998

                                Year Ended April 30,   10 Months Ended April 30,
                                       1999                      1998
                                    ----------                ----------
Operating Data:
Net sales                           $3,405,313                $4,733,558
Net loss                             3,255,945                 2,085,756
Loss per share                            2.10                      1.61
Average shares outstanding           1,554,018                 1,296,972

                                                April 30, 1999
                                                --------------
Balance Sheet Data:
Working capital                                   $ (390,744)
Total assets                                       2,728,092
Shareholders' equity                                 111,895

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

On December 31, 1994, the Company purchased SC&T Europe, a marketing and distribution company located in Antwerp, Belgium. The Company, in an effort to reduce its European operating costs, has consolidated its European distribution operations into one central facility located in the United Kingdom. In May 1997 the Company formed SC&T Europe Ltd., located in Portsmouth England which handles all marketing and distribution operations for Europe and the UK. The Company established a subsidiary as of June 1, 1998, in Hong Kong, known as SC&T Asia Limited.

Despite the expansion in customers and the corresponding increase in revenue since commencing operations, the Company's total operating expenses exceeded revenues, resulting in a net loss of approximately $3,255,000 for the year ended April 30, 1999. The Company's primary costs are for R & D, tooling of new products, inventory, trade shows, selling and promotion, write-down of obsolete inventory, and legal expenses, which increased significantly for the period ended April 30, 1998 due to the resolution of the preferred shareholder issue. See "Conversion of Preferred Stock" contained in Item 1 of this report. The Company expects certain of these costs to decrease along with anticipated expansion of sales. In addition, operating results may be influenced by factors such as demand for products, timing of new products by both the Company and its competitors, pricing by both the Company and its competitors, inventory levels, the ability to develop and market new products, the Company's ability to supply products at high quality levels and at reasonable costs, the timing and levels of sales and marketing expenditures, and general economic conditions.

NET SALES

Net sales for the year ended April 30, 1999 were approximately $3,405,000, approximately a $1,328,000 decrease, 28%, from net sales for the year ended April 30, 1998. Of the $1,328,000 decrease $970,000 was due to reduced sales by the Company's Uk subsidiary. Continued poor performance by the UK subsidiary has caused Management to seriously review how it does business in Europe and look for more cost effective methods to secure European sales with reduced costs. The decrease in net sales for the years ended April 30 1999 and April 30, 1998 resulted from a variety of factors including a lack of operating capital which resulted in delays in manufacturing and delivery in the fourth quarter of new products scheduled for sale during the 1998 Christmas selling season. Such delays increased the costs to deliver products and in product returns by retailers and increased sales discounts given to customers to complete sales agreements.

GROSS PROFIT

The Company's gross profit percentage for the years ended April 30, 1999 and April 30, 1998 reflects the Company's decision to reduce the price for certain first generation products remaining in inventory in anticipation of newer second generation products. The gross profit percentage for the year ended April 30, 1998 was also affected by the write-down of certain inventory of approximately $835,000. The write-down for inventory obsolescence was adjusted to reflect concern about increased inventory and possible price adjustments to improve market acceptance of the Company's products. The Company's gross profit percentage for the year ended April 30, 1999 was 10%, which resulted in no change from the gross profit percentage for the year ended April 30, 1998, 10%.

PAYROLL & PAYROLL TAXES

The Company's payroll and payroll tax expense decreased significantly from approximately $1,140,000 in the year ended April 30, 1998, to approximately $725,000 in the year ended April 30, 1999, or approximately 36%. A significant portion of the decrease was due to a continued effort by management to reduce expenses and increase employee productivity. Payroll and payroll tax expense decreased as a percentage of sales, from 24% for the year ended April 30, 1998 to 21% for the year ended April 30, 1999. The Company is required to employ a base staff of qualified personnel to maintain its operations.

SELLING & PROMOTION

The Company's selling and promotion expenses increased from approximately $1,072,000 in the year ended April 30, 1998 to approximately $1,144,462 in the year ended April 30, 1999, or approximately 7%. This represents an increase in selling and promotion expenses, as a percentage of sales, from 23% for the ten months ended April 30, 1998 to 33% for the year ended April 30, 1999. A portion of these expenses were utilized to continue promoting new products and creating new packaging for new products. The increase in selling and promotional expenses were a direct result of the competitive nature of the industry and the need to give retailers additional discounts and coop advertising fees. The Company plans to make dramatic reductions in travel, trade show, and all advertising expenses in fiscal year 2000.

OFFICE & ADMINISTRATION

The Company's office and administrative expenses showed a small increase from approximately $1,705,000 in the year ended April 30, 1998 to approximately $1,760,000 in the year ended April 30, 1999, or approximately a 3% increase. As a percentage of net sales, office and administrative expenses were 36% for the year ended April 30, 1998 and 51% for the year ended April 30, 1999. A significant portion of the increase in office and administrative expenses were a result of employee turnover and the need to hire temporary office and warehouse help at greater cost.

RESEARCH & DEVELOPMENT

Expenditures for research and development showed a decrease from approximately $318,000 in the year ended April 30, 1998, to approximately $53,000 in the year ended April 30, 1999 or approximately a 83% reduction. During the year ended April 30, 1998 and April 30, 1999 Management elected to expense the entire cost of research and development expenditures as incurred. The Company's expenditures for research and development vary from period to period depending upon the number of new products under development and the stage of the development and vary as a percentage of sales depending upon sales achieved in that period.

CONSULTING FEES

Expenditures for consulting fees decreased from approximately $120,000 in the year ended April 30, 1998 to $0 for the year ended April 30, 1999, or a 100% reduction. The Company has been able to rely upon staff for services which were formerly contracted to outside sources.

NET LOSS

As a result of the factors described above, the Company's loss from operations increased from approximately $2,086,000 in the year ended April 30, 1998 to approximately $3,256,000 in the year ended April 30, 1999. The net loss from 1998 includes $1,825,000 in revenue from a legal settlement. The loss of $3,256,000 is a direct result of a significant reduction in sales and increased expenses from the Company's UK subsidiary . The Company's total operating expenses decreased from approximately $4,355,000 for the ten months ended April 30, 1998 to approximately $3,681,000 for the year ended April 30, 1999. This decrease, $674,000 (16%), was accomplished through drastic reductions in operating costs in the US of approximately $1,091,000 for the current year. These reductions were offset by increased expenses by the UK subsidiary of approximately $417,000.

Over the past year Management has spent an inordinate amount of time and effort in addressing administrative issues and legal matters which are now resolved. Future results will benefit from a dedicated focus on sales and controlling expenses, to maximize profitability and return on capital employed.

NET LOSS PER SHARE

Net loss per share increased from $1.61 for the year ended April 30, 1998 to $2.10 for the year ended April 30, 1999. The increase in the net loss for the year ended April 30, 1999 represents an increase of 30%.

LIQUIDITY & CAPITAL RESOURCES

The Company's working capital decreased from $2,062,000 for the year ended April 30, 1998 to deficit of $390,744 for the year ended April 30, 1999. This decrease is due directly to the Company's net loss for the year ended April 30, 1999. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products. The Company has been unable to attract additional sources of capital due to it's de-listing and must rely on factoring of it's accounts receivable which dramatically increase costs and reduces working capital.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page 23 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

The following table sets forth information concerning each of the directors and executive officers of the Company:

NAME                          AGE         POSITION
----                          ---         --------
James L. Copland               49         President, Treasurer, Chairman of
                                          the Board, and Chief Executive Officer
Catherine Copland              50         Secretary, Director
Steve Deckrow                  53         Director
Greg Struthers                 45         Director

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

Gregory Struthers has been a director of the Company since January 1999. Mr. Struthers has served as Executive Vice President of the Company since January 1999. Mr. Struthers served as Director of Asian Operations, based in Asia, for the Company from January 1997 to January 1999. From 1991 to 1996 Mr. Struthers served as Vice President of Operations for Lee Data. Mr. Struthers served as Director of Quality Assurance from 1987 to 1990.

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

                                                     FISCAL           ANNUAL
NAME AND PRINCIPAL POSITION                           YEAR         COMPENSATION
---------------------------                           ----         ------------
James L. Copland                                      1999           $150,000
President, Treasurer,                                 1998           $276,500(1)
Chairman of the Board, and
Chief Executive Officer

Thomas Bednarik                                       1997           $150,000
Former Chief Executive Officer
and Director(2)

(1)  Includes $150,000 paid for return of stock.
(2) Thomas Bednarik resigned as Director and Chief Executive Officer effective July 18, 1997.

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

                                        NUMBER OF SHARES
         NAME AND ADDRESS             BENEFICIALLY OWNED(1)  PERCENT OF TOTAL(1)
         ----------------             ---------------------  -------------------
James L. and Catherine Copland(2)(3)       1,914,000(3)             40.6%

Directors and key employees as a
group (four persons)(2)(3)                 2,256,777(3)             47.7%

* Less than 1% of the outstanding Common Stock

(1) In calculating percentage ownership, all shares of Common Stock which the named shareholder has the right to acquire upon exercise of stock options are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholder. Percentages may be rounded.

(2) Each of such persons may be reached through the Company at 7625 east Redfield Road, Suite # 200 Scottsdale, Arizona 85260.

(3)  Includes common stock owned and stock options.

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

     On April 30, 1999, the registrant filed with the Securities and Exchange Commission a Report on Form 8-K dated April 30, 1999 which reported the engagement of King, Weber & Associates, P.C. as its new audit firm.

     On April 23, 1999, the registrant filed with the Securities and Exchange Commission a report on Form 8-K, dated April 23, 1999, which reported a reverse stock split in a ratio of one (1) new share for eighteen (18) of its shares of common stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SC&T INTERNATIONAL, INC.

Date: August 11, 1999                   /s/ JAMES J. COPLAND
                                        ----------------------------------------
                                        James L. Copland, Chairman of the Board,
                                        President, Treasurer, Chief Executive
                                        Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----


/s/ James L. Copland        President, Treasurer, Chief          August 11, 1999
-------------------------   Executive Officer, and Director
James L. Copland


/s/ Catherine Copland       Assistant Secretary and Director     August 11, 1999
-------------------------
Catherine Copland


/s/ Greg Struthers          Director                             August 11, 1999
-------------------------
Greg Struthers


/s/ Steve Decrow            Director                             August 11, 1999
-------------------------
Steve Decrow

                            SC&T INTERNATIONAL, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                 APRIL 30, 1999
                        AND INDEPENDENT AUDITORS' REPORT

SC&T INTERNATIONAL, INC.

TABLE OF CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                  26

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED
  APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998:

  Consolidated Balance Sheet                                                  28

  Consolidated Statements of Operations                                       28

  Consolidated Statements of Stockholder's Equity                             30

  Consolidated Statements of Cash Flows                                       31

NOTES TO FINANCIAL STATEMENTS                                                 33

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SC&T International, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of SC&T International, Inc. and subsidiaries for the ten months ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of SC&T Europe, NV (Belgium) and SC&T Europe, LTD (United Kingdom), wholly-owned subsidiaries, which statements reflect total revenues of $2,343,000 for the ten months then ended. Those statements were audited by other auditors whose reports were furnished to us, and in our opinion, insofar as they relate to the amount included for SC&T Europe, NV and SC&T Europe, LTD, is based solely on the report of other auditors. The auditors of SC&T Europe LTD issued an adverse opinion on the subsidiary's financial statements due to uncertainties about the Company's ability to provide the necessary financial support to the subsidiary.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly in all material respects, the consolidated results of operations and cash flows of SC&T International, Inc. and subsidiaries for the ten months ended April 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered losses from operations that raised substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are discussed in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Evers & Company, Ltd.
Phoenix, Arizona
August 6, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
SC&T International, Inc.
Scottsdale, Arizona:

We have audited the consolidated balance sheet of SC&T International, Inc. and subsidiaries (the "Company"), as of April 30, 1999 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of SC&T Europe Limited, a wholly owned subsidiary, which statements reflect total assets of $1,280,739 as of March 31, 1999 and total revenues of $1,372,134 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC&T Europe Limited, is based solely on the report of the other auditors. The auditors for SC&T Europe Limited issued an adverse opinion due to uncertainties regarding the subsidiary's ability to continue as a going concern and lack of evidence that the parent company will provide sufficient financial support.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SC&T International, Inc. and subsidiaries as of April 30, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $390,744 at April 30, 1999 and has experienced significant operating losses with uncertain cash flow to service trade debt and operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
July 20, 1999

SC&T INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
APRIL 30, 1999
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $    207,198
  Accounts receivable (net of $339,453 allowance)                       400,100
  Inventories                                                         1,413,069
  Prepaid expenses and other assets                                     189,759
                                                                   ------------
    Total current assets                                              2,210,126

PROPERTY AND EQUIPMENT, net                                             494,495

OTHER ASSETS                                                             23,471
                                                                   ------------
TOTAL ASSETS                                                       $  2,728,092
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,265,871
  Accrued liabilities                                                   257,795
  Advances from factor                                                   68,737
  Capital lease obligations - current portion                             8,467
                                                                   ------------
    Total current liabilities                                         2,600,870

CAPITAL LEASE OBLIGATIONS - long-term portion                            15,327
                                                                   ------------
    Total liabilities                                                 2,616,197
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 3,000,000
    shares authorized, none issued
  Common stock, $.01 par value, 33,332,747
    shares authorized, 3,351,064 issued and outstanding                  33,512
  Paid in capital                                                    15,478,055
  Currency translation                                                    2,527
  Accumulated deficit                                               (15,402,199)
                                                                   ------------
   Total stockholders' equity                                           111,895
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,728,092
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                        1999           1998
                                                     -----------    -----------
NET SALES                                            $ 3,405,313    $ 4,733,558

COST OF SALES
  Cost of sales                                        3,039,341      3,424,081
  Inventory adjustment to net realizable value                --        834,900
                                                     -----------    -----------
                                                       3,039,341      4,258,981

  Gross profit                                           365,972        474,577
                                                     -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits expense                          724,519      1,140,345
  Selling and promotion expense                        1,144,462      1,072,065
  Office and administrative expense                    1,759,036      1,705,369
  Research and development expense                        53,226        317,593
  Consulting fees                                             --        120,005
                                                     -----------    -----------
    Total selling, general and
      administrative expenses                          3,681,243      4,355,377
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (3,315,271)    (3,880,800)
                                                     -----------    -----------
OTHER (INCOME) AND EXPENSES
  Interest income                                         (3,915)       (17,125)
  Interest expense and factoring charges                 198,881         47,081
  Royalty income                                        (144,065)            --
  Gain on disposition of equipment and
    sale lease back                                     (110,227)            --
  Gain from legal settlement                                  --     (1,825,000)
                                                     -----------    -----------
    Total other expenses                                 (59,326)    (1,795,044)
                                                     -----------    -----------
NET LOSS                                             $(3,255,945)   $(2,085,756)
                                                     ===========    ===========
NET LOSS PER COMMON SHARE
  Basic                                              $     (2.10)   $     (1.61)
                                                     ===========    ===========
  Diluted                                            $     (2.10)   $     (1.61)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                1,554,018      1,296,972
                                                     ===========    ===========
  Diluted                                              1,554,018      1,296,972
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                      1999             1998
                                                   -----------      -----------
NET LOSS                                           $(3,255,945)     $(2,085,756)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation adjustments              57,240           19,538
                                                   -----------      -----------
    Total Other Comprehensive Income                    57,240           19,538
                                                   -----------      -----------
COMPREHENSIVE INCOME (LOSS)                        $(3,198,705)     $(2,066,218)
                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------


                                             COMMON STOCK                  PREFERRED STOCK            ADDITIONAL
                                     ----------------------------    ----------------------------      PAID-IN
                                        SHARES          AMOUNT          SHARES          AMOUNT         CAPITAL
                                     ------------    ------------    ------------    ------------    ------------
BALANCE JULY 1, 1997                   23,135,273    $    231,353             718    $          7    $ 14,959,622

  Conversion of preferred stock         5,450,000          54,500            (545)             (5)        (54,495)

  Conversion of president's common
    stock to Series B preferred        (1,648,444)        (16,484)             15       1,500,000      (1,633,516)

  Cancellation of treasury stock       (3,783,145)        (37,831)                                          8,416

  Currency translation

  Net loss
                                     ------------    ------------    ------------    ------------    ------------
BALANCE APRIL 30, 1998                 23,153,684    $    231,538             188    $  1,500,002    $ 13,280,027

  Conversion of Series A preferred      2,964,584          29,646            (173)             (2)        (29,644)

  Conversion of Series B preferred     18,000,000         180,000             (15)     (1,500,000)      1,320,000

  Reverse stock split (1 for 18)      (41,667,204)       (416,672)                                        416,672

  Stock issued for cash                   900,000           9,000                                         491,000

  Currency translation

    Net loss
                                     ------------    ------------    ------------    ------------    ------------
BALANCE APRIL 30, 1999                  3,351,064    $     33,512               0    $         --    $ 15,478,055
                                     ============    ============    ============    ============    ============

                                            TREASURY STOCK
                                     ----------------------------      CURRENCY      ACCUMULATED
                                        SHARES          AMOUNT       TRANSLATION       DEFICIT          TOTAL
                                     ------------    ------------    ------------    ------------    ------------
BALANCE JULY 1, 1997                     (200,000)   $    (29,415)   $    (74,251)   $(10,060,498)   $  5,026,818

  Conversion of preferred stock                --

  Conversion of president's common
    stock to Series B preferred                                                                          (150,000)

  Cancellation of treasury stock          200,000          29,415                                              --

  Currency translation                                                     19,538                          19,538

  Net loss                                                                             (2,085,756)     (2,085,756)
                                     ------------    ------------    ------------    ------------    ------------
BALANCE APRIL 30, 1998                          0    $         --    $    (54,713)   $(12,146,254)   $  2,810,600

  Conversion of Series A preferred                                                                             --

  Conversion of Series B preferred                                                                             --

  Reverse stock split (1 for 18)                                                                               --

  Stock issued for cash                                                                                   500,000

  Currency translation                                                     57,240                          57,240

    Net loss                                                                           (3,255,945)     (3,255,945)
                                     ------------    ------------    ------------    ------------    ------------
BALANCE APRIL 30, 1999                          0    $         --    $      2,527    $(15,402,199)   $    111,895
                                     ============    ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

                                                        1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,255,945)   $(2,085,756)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                          216,048        141,055
  Amortization of deferred gain on sale leaseback       (145,864)       (13,252)
  Loss on disposal of property and equipment               6,228
  Litigation settlement expense Changes in assets
    and liabilities:
    Accounts receivable                                  354,808        101,400
    Inventories                                          663,836        417,884
    Prepaid expenses and other current assets            (59,325)         2,690
    Other assets                                         141,317       (150,342)
    Accounts payable                                     959,690        428,052
    Accrued liabilities                                   68,853        (12,830)
                                                     -----------    -----------
      Net cash (used in) provided by
        operating activities                          (1,050,354)    (1,171,099)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale leaseback of building                    --      1,408,577
  Proceeds from sale of property and equipment            13,486
  Purchase of property and equipment                     (60,591)      (412,121)
                                                     -----------    -----------
      Net cash (used in) provided by
        investing activities                             (47,105)       996,456
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash payment for stock acquired from president              --       (150,000)
  Currency translation                                        --         19,538
  Payment of capital lease obligations                   (10,330)        (8,225)
  Proceeds from issuance of common stock                 500,000
  Advances from (repayments to) factor                   (47,515)       116,252
                                                     -----------    -----------
      Net cash provided by (used in)
        financing activities                             442,155        (22,435)
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      942             --

DECREASE IN CASH AND EQUIVALENTS                        (654,362)      (197,078)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                861,560      1,058,638
                                                     -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD                  $   207,198    $   861,560
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998

                                                            1999         1998
                                                          ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $ 196,400    $  47,081
                                                          =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Purchase of equipment under capital lease                            $  11,303
                                                                       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SC&T INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEAR ENDED APRIL 30, 1999 AND TEN MONTHS ENDED APRIL 30, 1998

1.   ORGANIZATION AND BASIS OF PRESENTATION

     SC&T International, Inc. (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. The Company's primary product line, steering wheels and foot controls for racing games, use infrared connections, eliminating the need for computer cable hook-up directly to the personal computers. Its products are compatible with SEGA, Nintendo and Sony Playstation games. The Company also markets audio speakers for PC's. The Company's customers include many of the major electronics retailers in the United States and overseas. A substantial portion of the Company's revenue is generated internationally. It has wholly owned subsidiaries in the United Kingdom and Hong Kong.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had negative working capital of $390,744 at April 30, 1999 and continues to suffer material operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from profitable operations or raise adequate capital to meet its obligations on a timely basis. The Company is attempting to raise equity capital and is pursuing other operating alliances to enhance its sales volume and profitability. However, there can be no assurances that the Company will be successful with these attempts.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts and activities of SC&T International, Inc. and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), SC&T Asia, Limited (Hong Kong) and SC&T Europe, NV (Belgium), SC&T America, Inc. and SC&T Racing Enterprises, Limited. SC&T America, Inc. and SC&T Racing Enterprises, Limited are dormant entities with no material assets or liabilities. SC&T Europe, NV wound up its operations during the ten month period ended April 30, 1998 and the remaining net assets of the Belgium entity were transferred to SC&T Europe, Limited on September 1, 1998. All significant intercompany transactions and balances have been eliminated in consolidation. SC&T Europe, Limited has a fiscal year end of March 31, 1999. The effect of the one month intervening period is not material.

     CASH AND CASH EQUIVALENTS includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     INVENTORIES are stated at the lower of cost (first-in, first-out) or market. Allowances are made for returned inventory to reflect estimated net realizable value of those items.

     PROPERTY  AND  EQUIPMENT  are  recorded  at  cost  and   depreciated  on  a
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet been placed in service.

     REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped. Products have warranties covering defects. Certain customers have arrangements that provide the right to return unsold merchandise. The Company provides an allowance to reflect estimated returns of product from customers and warranty costs. The Company may also provide price protection to certain customers. The Company records the price protection as a reduction of revenue at the time of the price reduction.

RESEARCH AND DEVELOPMENT COSTS FOR NEW PRODUCTS ARE EXPENSED AS INCURRED.

ADVERTISING COSTS, WHICH INCLUDE THE COSTS OF SPONSORING RACING EVENTS, ARE EXPENSED AS INCURRED. ADVERTISING EXPENSE FOR THE YEAR ENDED APRIL 30, 1999 AND THE TEN MONTHS ENDED APRIL 30, 1998 WAS APPROXIMATELY $332,000 AND $570,000, RESPECTIVELY.

     INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109,
     ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     FOREIGN CURRENCY TRANSLATION - The foreign subsidiaries maintain their financial statements in the local currencies which have been determined to be the functional currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, advances from factor, and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and advances from factor approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding for the period.

3.   INVENTORIES

     Inventories consisted of the following at April 30, 1999:

     Finished goods                                                 $ 1,305,750
     Advances on purchases of inventory                                 138,747
     In-transit items                                                    73,568
     Allowance for obsolescence                                        (104,996)
                                                                    -----------
       Total inventory                                              $ 1,413,069
                                                                    ===========

     Advances on purchases of inventory are for inventory currently being manufactured or anticipated to be manufactured in the near future. The Company relies on a limited number of suppliers and one primary manufacturer for the production of its products. Its suppliers and manufacturer are located in Hong Kong, China and Taiwan.

4.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at April 30, 1999:

     Office furniture and equipment                                    $ 294,448
     Tools, dies and molds                                               508,830
     Computer equipment                                                  168,881
     Warehouse equipment                                                  11,303
                                                                       ---------
     Total                                                               983,462
     Less accumulated depreciation and amortization                      488,967

     Property and equipment - net                                      $ 494,495
                                                                       =========

5.   ADVANCES FROM FACTOR

     In May 1998, the Company changed factors which resulted in an early termination penalty of $12,000 to the prior factor. The new factoring arrangement provided for a fee equal to 1.5% of all invoices factored plus interest equal to the bank's base rate plus 2% on all outstanding balances advanced. The factor assumed credit risk related to receivables factored, however, the Company was responsible for all customer disputes and counterclaims. The agreement was secured by accounts receivable, inventory, certain other assets of the Company and the personal guarantees of certain officers.

     The Company entered into an agreement with another new factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at April 30, 1999 of $68,737 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

6.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended and ten months ended April 30, 1999, and 1998, respectively, consisted of the following:

                                                       1999            1998
                                                    -----------     -----------
     Current tax provision (benefit)                $(1,370,442)    $(1,420,000)
     Deferred tax provision (benefit)                 1,370,442       1,420,000
                                                    -----------     -----------
     Total income tax provision (benefit)           $        -0-    $        -0-
                                                    ===========     ===========

     There was no deferred tax liability at April 30, 1999. There was a deferred tax asset of $6,570,441 at April 30, 1999, which consists of the following:

     Net operating loss carryforwards                               $ 6,342,345
     Allowance for doubtful accounts                                    135,781
     Accrued compensation                                                10,317
     Inventory reserves                                                  41,998
     Property and equipment                                              40,000
                                                                    -----------
       Subtotal                                                       6,570,441

     Valuation allowance                                             (6,570,441)
                                                                    -----------
       Total                                                        $        -0-
                                                                    ===========

     Deferred income taxes for the year ended April 30, 1999, primarily relate to temporary differences for the increase in the valuation allowance for the deferred income tax asset related to the net operating loss carryforward of $1,622,345 less reversal of temporary differences in the allowances for doubtful accounts and inventory reserves of $251,904.

     The Company files a consolidated income tax return in the United States. There is no effect of foreign income taxes since the foreign subsidiaries incurred operating losses for income tax purposes. Any effect of foreign income taxes would be recognized in the U.S income tax return.

     Net operating loss carryforwards of $15,362,727 expire from 2010 through 2018.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                               1999
                                                    --------------------------
     Federal statutory rates                        $(1,107,021)           (34)%
     State income taxes - net of federal benefit       (260,476)            (8)%
     Valuation allowance for operating loss
       carryforwards                                  1,370,441             42 %
     Other                                               (2,944)            -- %
                                                    -----------    -----------
       Effective rate                               $        -0-            -0-%
                                                    ===========    ===========

7.   LEASES

     OPERATING LEASES

     The Company leases its facilities and certain office equipment under long-term operating leases that expire through February 2002. Rent expense under these leases was approximately $256,000 and $216,000 for the year ended April 30, 1999 and ten months ended April 30, 1998, respectively. Minimum annual lease payments under these agreements are as follows:

     Years ended April 30:
     ---------------------
             2000                                                      $ 211,071
             2001                                                        100,389
             2002                                                         73,000
                                                                       ---------
             Total                                                     $ 384,460
                                                                       =========

     On July 1, 1997, the Company completed a sales-leaseback transaction involving the land and building on which the Company's former headquarters were located. The sales price of the property was $1,500,000 which resulted in a gain of approximately $159,000 that was being deferred and amortized over the lease term. The leaseback was for a ten-year period and granted the Company the right of first refusal to purchase the building. The Company terminated the lease in February 1999, in an agreed-upon settlement with the landlord and moved to new headquarters under a three year lease. The remaining unamortized gain of $145,864 was recognized in 1999 offset by the loss of the security deposits of approximately $38,000.

     CAPITAL LEASES

     The Company leases office and warehouse equipment under capital leases expiring through 2001. Minimum required lease payments under the lease agreements for the years ending April 30 are as follows:

          2000                                                         $  15,333
          2001                                                            11,643
                                                                       ---------
     Total future minimum lease payments                                  26,976
     Less amount representing interest                                     3,182
                                                                       ---------

     Total future minimum lease payments-net                              23,794
     Current portion                                                       8,467
                                                                       ---------
     Long-term portion                                                 $  15,327
                                                                       =========

     Assets capitalized under the capital leases included in property and equipment balances totaled $26,104 (net of accumulated amortization of $17,030) at April 30 1999.

8.   LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

                                                                                                Per
                                           Income/Loss                    Shares               Share
                                    --------------------------    ---------------------   -----------------
                                       1999           1998           1999        1998       1999     1998
                                    -----------    -----------    ---------   ---------   -------   -------
Net (Loss)                          $(3,255,945)   $(2,085,756)

BASIC (LOSS) EARNINGS PER SHARE:
  Income available to Common
    Shareholders                    $(3,255,945)   $(2,085,756)   1,554,018   1,296,972   $ (2.10)  $ (1.61)

EFFECT OF DILUTIVE SECURITIES            N/A            N/A

DILUTED (LOSS) EARNINGS PER SHARE   $(3,255,945)   $(2,085,756)   1,554,018   1,296,972   $ (2.10)  $ (1.61)

     Common equivalent shares of 1,061,444 stock options and warrants outstanding at April 30, 1999, are excluded from the computation because the effect of inclusion would be anti-dilutive. Subsequent to April 30, 1999, 1,200,000 shares of common stock were issued.

9.   STOCKHOLDERS' EQUITY

     Preferred Stock

     At April 30, 1999 all issued shares of preferred stock had been converted to common stock. During the year ended April 30, 1999, 173 shares of Series A preferred were converted to 29,646 common and 15 shares of Series B preferred were converted to 180,000 common shares.

     Common Stock

     During the year ended April 30, 1999, the Company's Board of Directors approved a reverse stock split of 1 for 18. All share amounts in the accompanying financial statements have been retroactively restated to reflect the effect of the split.

     Stock Options and Warrants

     The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. There were no options granted or vested in the year ended April 30, 1999.

     A summary of activity for the Company's stock options and warrants is presented below:

                                                                        EXERCISE
                                                         OPTIONS          PRICE
                                                         -------          -----
     Options outstanding at July 1, 1997                  54,167          $0.06
     Granted                                              15,000          $0.06
     Exercised                                                 0
     Terminated/Expired                                   (3,611)         $0.06
                                                         -------
     Options outstanding at April 30, 1998                65,556          $0.06

     Granted                                                   0          $0.06
     Exercised                                                 0
     Terminated/Expired                                   38,889          $0.06
                                                         =======
     Options outstanding at April 30, 1999                26,667          $0.06
                                                         =======

     The option amounts and exercise prices have been adjusted to reflect the stock split that occurred in the year ended April 30, 1999.

     The Company has common stock warrants outstanding that were issued in connection with certain equity raises.

                                           WARRANTS     PRICE       EXPIRATION
                                           --------     -----       ----------
     Warrants issued in the
     initial public offering                  6,027     $ 0.43       June 2001
                                             28,750     $ 0.35     December 2000

     Issued in private placement in
     the year ended April 30, 1999          600,000     $ 1.50        May 1999
                                            200,001     $ 3.00       June 1999
                                            200,001     $ 5.00      August 1999

10.  RELATED PARTY TRANSACTIONS

     During the ten months ended April 30, 1998, the Board of Directors forgave a receivable of approximately $38,000 from the Company's president.

     On July 1, 1997 the Company entered into a new five-year employment agreement with its Chief Executive Officer. The agreement provides for a base salary and certain benefits plus an incentive bonus to be determined at the sole discretion of the Board of Directors. As part the agreement, the officer and his wife received cash payments for accumulated accrued vacation and forgiveness of all amounts owed by them to the Company. The vacation and indebtedness were approximately $60,000 and $38,000, respectively. The agreement also contains termination provisions and a one-year non-competition clause.

11.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The accounts receivable balance at April 30, 1999 is comprised of accounts with three customers in the U.S. totaling a net balance of $77,000 and of the net balance in the U.K. of $323,000, approximately $144,000 is due from two customers.

     Three customers were responsible for 9% to 11% each of the Company's net revenue for the year ended April 30, 1999. The total sales to those three customers for the year ended April 30, 1999 represented approximately 30% of the net revenue for the year ended April 30, 1999.

     The Company acquires substantially all of its major product lines from one Asian manufacturer. Certain components are acquired by the Company for the manufacturer and those components can be obtained from numerous sources. The Company also licenses certain technology for one of its product lines from one licensor.

12.  LEGAL SETTLEMENT

     In May 1995, the Company filed suit against Maxi Switch and its corporate affiliates for misappropriation of trade secrets and breach of contract in connection with the Company's multimedia keyboard technology. In May 1997, a jury awarded the Company $3,000,000 plus $125,000 in attorneys' fees. The defendants had filed counterclaims for defamation, but the jury denied those counterclaims in their entirety. The defendants filed a timely Notice of Appeal in October 1997. However, in April 1998, Maxi Switch and the Company agreed to settle the claim for $1,825,000. The gain is recorded in the 1998 financial statements.

13.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into royalty and license agreements that require minimum payments based on sales. If the Company does not meet those minimum sales amounts in a specified period of time, the minimum royalty or license fee must still be paid. At April 30, 1999, the Company had a minimum license fee to one licensor of $373,000 which is to be paid as related the products are sold.

     The Company wrote off a debt of $140,000 to a licensor of technology used in some of the Company's products. Management believes that the licensor illegally licensed technology that it did not own. Management does not believe that licensor has a valid claim against the Company and that it actually overpaid the licensor. The Company has not received a demand for payment from the licensor.

     Another licensor has filed a claim that the Company did not purchase a minimum amount of software under a licensing agreement. The balance of software purchases due under the agreement is approximately $40,000. If an agreement is not reached between the parties, the licensor has obtained a $33,000 judgement against the Company. The Company believes that if the licensor can provide the appropriate software, it will make those purchases.

     The Company is in a dispute with a former customer. The customer returned merchandise on a $180,000 order claiming all were defective. The Company claims that the customer returned merchandise that it alleged were defective. The Company offered to replace any defective units. The Company believes it has some defenses under the uniform commercial code. The customer has yet to specifically identify defective units. This case has been pending for two years and is scheduled for trial in October 1999. The Company is attempting to seek arbitration on this matter. Due to the status of the case, and the fact that the customer has not yet identified defective merchandise that it believes was defective, no provision for potential loss has been made in the accompanying financial statements.

     The Company is in dispute with a provider of certain technology regarding the payment of royalties. The Company has asserted that royalties were paid as required under the agreement and that the provider made material misrepresentations under the royalty agreement. The Company has filed a counterclaim. The case is set for mandatory arbitration. Management intends to vigorously defend its position in this matter. The Company has accrued $113,069 relative to this matter which represents its originally calculated royalty due to the provider.

14.  GEOGRAPHIC INFORMATION

     The Company's revenue was generated from sales in two primary geographic regions, the United States and Europe. There were no material operations in the Company's Asian subsidiary. The European operations are based out of the Company's wholly owned subsidiary in the U.K. The Company considers it products to be fall within one product line.

     The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

     NET REVENUES                            1999       %        1998       %
                                          -----------   --    -----------   --
       United States                      $ 2,033,179   60%   $ 2,391,142   51%
       Europe                               1,372,134   40%     2,342,416   49%
                                          -----------         -----------
         Total                            $ 3,405,313         $ 4,733,558
                                          ===========         ===========
     NET LOSS BEFORE INCOME TAXES

       United States                      $(2,170,580)  66%   $  (901,175)  43%
       Europe                              (1,085,365)  34%    (1,184,581)  57%
                                          -----------         -----------
                                          $(3,255,945)        $(2,085,756)
                                          ===========         ===========
     ASSETS

       United States                      $ 1,447,353   53%   $ 3,152,827   68%
       Europe                               1,280,739   47%     1,468,987   32%
                                          -----------         -----------
                                          $ 2,728,092         $ 4,621,814
                                          ===========         ===========

     The Company completed the winding down of its subsidiary in Belgium in the year ended April 30, 1999. The operating results of Europe include a charge of approximately $243,000, including a charge for the cumulative translation adjustment of $51,000, related to the closing of the Belgium operations.

     The U.S. entity had sales to the U.K. subsidiary of $ 787,000 in the year ended April 30, 1999, which were eliminated in consolidation.