Form 10QSB
period 1999-07-31
SC&T INTERNATIONAL INC
filed 1999-08-30
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999.
                        Commission File Number: 0-27382.

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


                7625 E. REDFIELD RD., SCOTTSDALE, ARIZONA 85260
                -----------------------------------------------
                    (Address of principal executive offices)


                                 (480) 368-9490
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 30, 1999 latest practicable date: 4,551,064 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY



                                                                          Page
PART I FINANCIAL INFORMATION

Item 1 Financial Information

       Consolidated Balance Sheet as of July 31,1999                        3

       Consolidated Statements of Operations for the Three Months
           Ended July 31,1999 and July 31, 1998                             4

       Consolidated Statement of Shareholders' Equity for the Three
           Months Ended July 31, 1999                                       5

       Consolidated Statements of Cash Flows for the Three Months
           Ended July 31,1999 and July 31,1998                              6

       Notes to Consolidated Financial Statements                           7

Item 2 Management's Discussion and Analysis                                10

PART II OTHER INFORMATION

Item 1 Litigation                                                          14

Item 2 Change in Securities                                                15

Item 3 Defaults Upon Senior Securities                                     15

Item 4 Submission of Matters to a Vote of Security-Holders                 15

Item 5 Other Information                                                   16

Item 6 Exhibits & Reports on Form 8-K                                      16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1999
                                   (Unaudited)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     20,765
  Accounts receivable (net of $325,112 allowance)                       195,792
  Inventories                                                         1,130,707
  Prepaid expenses and other assets                                     102,725
                                                                   ------------
     Total current assets                                             1,449,989

PROPERTY AND EQUIPMENT, net                                             469,185

OTHER ASSETS                                                             47,729
                                                                   ------------

TOTAL ASSETS                                                       $  1,966,903
                                                                   ============

LIABITITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,100,170
  Accrued liabilities                                                   282,756
  Advances from factor                                                   28,628
  Capital lease obligations - current portion                            13,809
                                                                   ------------
     Total current liabilities                                        2,425,363

CAPITAL LEASE OBLIGATIONS - long-term portion                             7,118
                                                                   ------------

     Total liabilities                                                2,432,481
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 4,551,064 issued and outstanding                 45,512
  Paid in capital                                                    15,478,055
  Currency translation                                                    1,878
  Accumulated deficit                                               (15,991,023)
                                                                   ------------
     Total stockholders' equity                                        (465,578)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,966,903
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998
                                   (Unaudited)


                                                        1999            1998
                                                      ---------     -----------

NET SALES                                             $ 260,394     $ 1,079,982

COST OF SALES                                           287,522         950,840
                                                      ---------     -----------

   Gross profit                                         (27,128)        129,142
                                                      ---------     -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and benefits expense                       244,142         325,464
    Selling and promotion expense                       119,069         215,535
    Office and administrative expense                   236,579         485,978
    Research and development expense                        214          21,952
    Consulting fees                                         427
                                                      ---------     -----------
      Total selling, general and administrative
        expenses                                        600,004       1,049,356
                                                      ---------     -----------

LOSS FROM OPERATIONS                                   (627,132)       (920,214)
                                                      ---------     -----------

OTHER (INCOME) AND EXPENSES
    Interest income                                        (835)         (3,720)
    Interest expense and factoring charges                7,393             595
    Royalty income                                      (36,388)
    Other income                                         (8,479)
                                                      ---------     -----------

    Total other (income)/expense                        (38,309)         (3,125)
                                                      ---------     -----------

NET LOSS                                              $(588,823)    $  (917,089)
                                                      =========     ===========

NET LOSS PER COMMON SHARE                             $   (0.13)    $     (0.08)
                                                      =========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            $   (0.13)    $     (0.08)
                                                      =========     ===========

   The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JULY 31, 1999
                                   (Unaudited)

                                Common Stock      Additional
                            -------------------     paid-in      Currency     Accumulated
                              Shares    Amount      capital     Translation     deficit        Total
                            ---------   -------   -----------   -----------   -----------    ---------
Balance at April 30, 1999   3,351,064   $33,512   $15,478,055     $ 2,527     $15,402,200    $ 111,894


Issuance of common stock    1,200,000    12,000                                                 12,000


Currency translation                                                 (649)                        (649)


Net loss                                                                          588,823      588,823
                            ---------   -------   -----------     -------     -----------    ---------

Balance at July 31, 1999    4,551,064   $45,512   $15,478,055     $ 1,878     $15,991,023    $(465,578)
                            =========   =======   ===========     =======     ===========    =========

    The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998
                                   (Unaudited)

                                                          1999         1998
                                                       ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(588,823)   $  (917,089)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                           44,410        156,797
  Non cash expenses                                       12,000
  Changes in assets and liabilities:
    Accounts receivable                                  204,308       (320,026)
    Inventories                                          282,362        306,424
    Prepaid expenses and other current assets             87,034        (30,548)
    Other assets                                         (24,258)
    Accounts payable                                    (165,702)       (74,570)
    Accrued liabilities                                   24,961       (253,166)
                                                       ---------    -----------
        Net cash (used in) provided by operating
          activities                                    (123,708)    (1,132,178)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (19,100)
                                                       ---------    -----------
        Net cash (used in) provided by investing
          activities                                     (19,100)
                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Currency translation                                      (649)        58,782
  Payment of capital lease obligations                    (2,867)
  Advances from (repayments to) factor                   (40,109)       225,364
                                                       ---------    -----------
        Net cash (used in) provided by financing
          activities                                     (43,625)       284,146
                                                       ---------    -----------

DECREASE IN CASH AND EQUIVALENTS                        (186,433)      (848,032)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                207,198        861,560
                                                       ---------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                    $  20,765    $    13,528
                                                       =========    ===========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INTERIM REPORTING

     The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended July 31, 1998 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2000.

     RECLASSIFICATION
     Certain prior period amounts have been reclassified to conform to the current period presentation.

     COMMON STOCK
     On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were de-listed from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. The Company has since complied with all reporting requirements in a timely manner. The company has completed and filed its 10K report for the year ended April 30, 1999

     PROXY APPROVAL
     In July, 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000. The second motion approved was a reverse split. On April 23, 1999 The Company initiated a reverse stock split in a ratio of one (1) new share for eighteen (18) of its shares of common stock.

     COMMITMENTS AND CONTINGENCIES -- OPERATING LEASES
     In February 1999, the Company relocated operations to a new location. The Company has a three year lease on 8500 square feet of office and warehouse space located at Scottsdale Airpark in Scottsdale, Arizona. The lease commenced on March 1, 1999 and expires on February 28, 2002.

II.  ORGANIZATION AND BASIS OF PRESENTATION

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

III. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts and activities of SC&T International, Inc. and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), SC&T Asia, Limited (Hong Kong) and SC&T Europe, NV (Belgium), SC&T America, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     RESEARCH AND DEVELOPMENT - The costs for new products are expensed as incurred.

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

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     Actual results could differ from those estimates.

     LOSS PER SHARE - Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding for the period.

IV. INVENTORIES

     Inventories consisted of the following at July 31, 1999:

         Finished goods                                    $   970,291
         Advances on purchases of inventory                    124,748
         In-transit items                                      140,664
         Allowance for obsolescence                           (104,996)
                                                           -----------

               Total inventory                             $ 1,130,707
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

V. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31, 1999:

         Office furniture and equipment                      $  290,628
         Tools, dies and molds                                  528,030
         Computer equipment                                     172,838
         Warehouse equipment                                     11,303
                                                             ----------

         Total                                                1,002,799
         Less accumulated depreciation and amortization         533,614

         Property and equipment - net                        $  469,185
                                                             ==========

VI. ADVANCES FROM FACTOR

     The Company entered into a new factoring agreement in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at July 31, 1999 of $28,628 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10SB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 2000 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

SC&T's Per4mer line has expanded and now comprises products that offer Force Feed Back, Optical and Tilt technologies. It has also successfully launched its Air Racer controller, an innovative item which is a racing wheel, fight yoke and game controller, all in one. SC&T plans to take a very aggressive positioning for its line of Per4mer products in 1999.

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

The Company continues to reduce operating costs, while increasing both its distribution base and gross margins on products sold. Over the past 2-3 months, new an improved retail and reseller alliances have been made by the Company. SC&T Is very optimistic about adding many more customers and increasing the number of products currently sold by these customers. The Company's Chairman is also planning a more active role in the Company's global sales operations, which SC&T hopes will increase the number of customers for the Company.

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

The Company's primary costs are for research and development, tooling for new products, inventory, trade shows, and selling and promotion activities. Although these expenses were kept to a minimum during the quarter, the Company expects these costs to increase at a reduced rate when compared to the expected rate of increase in sales. In addition, operating results may be influenced by factors such as: the demand for the Company's products; the timing of new product introductions by both the Company and its competitors; pricing by both the Company and its competitors; inventory levels; the Company's ability to develop and market new products; the Company's ability to manufacture its products at high quality levels and at commercially reasonable costs; the timing and levels of sales and marketing expenditures; and general economic conditions.

OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTH PERIOD ENDED JULY 31,1999 AND 1998.

NET SALES

Net sales for the three months ended July 31,1999 decreased approximately $816,000 or 76% compared to the three months ended July 31,1998. The sales decrease is attributed to the Company's seasonal slow sales and decreased sales from the Company's UK subsidiary.

GROSS PROFIT (LOSS)

The Company's gross loss for the three months ended July 31, 1999 was approximately $27,000 in contrast to a gross profit of approximately $129,000 for the three months ended July 31, 1998. This gross loss is primarily due to a gross loss by the Company's UK subsidiary of approximately $90,000. Gross profit margins are affected by several factors, including the product mix between the Company's products. The Company anticipates new products will initially sell at higher gross profit margins. However, there can be no assurance that higher margins will be maintained over the life of the product.

PAYROLL AND PAYROLL TAXES

The Company's payroll and payroll tax expense decreased from approximately $325,000 for the three months ended July 31, 1998 to approximately $244,000 for the three months ended July 31, 1999. This reduction represents a 25% reduction in salaries and related expenses. The Company has continued to reduce personnel while increasing employee productivity. The Company is required to employ a base staff of qualified personnel to maintain its operations.

SELLING AND PROMOTION

The Company's selling and promotion expenses decreased from approximately $216,000 for the three months ended July 31, 1998 to approximately $119,000 for the three months ended July 31,1999. This decrease represents a 45% decrease from the same period ended July 31, 1998.

OFFICE AND ADMINISTRATION

The Company's office and administrative expenses decreased from approximately $486,000 for the three months ended July 31,1998 to approximately $237,000 for the three months ended July 31,1999, or approximately 51%. Major cost reductions were made in legal expense, occupancy costs, and general overhead expenses.

RESEARCH, DEVELOPMENT AND CONSULTING FEES

Expenses related to research, development and consulting fees decreased from approximately $23,000 for the three months ended July 31, 1998 to approximately $214 for the three month period ended July 31, 1999. This decrease represents a 99% decrease from the same period the prior year.

OTHER INCOME/EXPENSE

Other income increased to approximately $38,000 for the three months ended July 31, 1999 from approximately $3000 for the same period ended July 31, 1998. This increase represents a $35,000 increase. This increase can be directly attributed directly to royalty income from the Company's multimedia-telephony keyboard technology.

NET LOSS

The Company experienced a net loss of approximately $588,000 for the three months ended July 31, 1999 compared to a net loss of approximately $917,000 for the three months ended July 31, 1998. This represents a decrease of approximately $329,000, or 36%. The decrease represents aggressive cost reductions made by management of the Company. Total operating expenses decreased from approximately $1,050,000 for the three months ended July 31, 1998 to only approximately $600,000 for the three months ended July 31, 1999. This represents a decrease of 43% for the three months ended July 31, 1999 from the same period ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $1,122,000 for the three months ended July 31, 1998 to a deficit of $975,374 for the three months ended July 31, 1999. This decrease is due directly to the Company's net loss from operations. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products. The Company has been unable to attract additional sources of capital due to it's de-listing and must rely on factoring of it's accounts receivable which dramatically increase costs and reduces working capital.

BUSINESS OUTLOOK AND RISK FACTORS

SC&T management will continue a major cost reduction program which will be maintained into 2000. These efforts have already improved the Company's operations. Management believes there is a growing acceptance in the global marketplace for the Company's expanding product line. SC&T Products are currently sold in over 25 countries worldwide. The Company plans four to six new product introductions by the end of 1999, which will expand its current line up of Per4mer products. Management is working on new programs. They are designed to increase profit opportunities for its customers, and SC&T is hopeful that it will enhance sales revenues, while reducing future operating expenses. The Company has developed new manufacturing alliances which has reduced costs due to increased volumes and economies of scale. The Company expects further cost reductions throughout this year. Total revenue and product mix could be materially and adversely affected by many factors some of which are beyond the control of the Company. Those factors include, but are not limited to, turnover in the Company's sales force, competition from existing or new products, production delays, the Company's ability to penetrate new markets and attract new customers, unexpected postponement or cancellation of significant orders, lack of market acceptance of the Company's products, manufacturing defects and seasonality of sales and general economic conditions.

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

The Company's 10K report for the year ended April 30,1999 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing.


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

     b. Jack Of All Games v. the Company

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

     c. The Company v. Toback & Company

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

     d. The Company v. Santiago Villa

     SC&T has filed suit against its former landlord seeking to collect approximately $20,000 in escrow funds not disbursed to the Company when it vacated it's former offices. The Company believes it will prevail in this action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       Reports on Form 8-K;

          On June 17, 1998, the Registrant filed with the Securities and Exchange Commission a Report on Form 8-K dated June 17, 1998, to change the Company's fiscal year from March 31 to April 30.

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

SIGNATURE                               CAPACITY                      DATE
---------                               --------                      ----

SC&T INTERNATIONAL, INC.



 /s/ James Copland                 Chairman of the Board         August 30, 1999
-----------------------------      and Chief Executive Officer
     James Copland



 /s/ Ricky S. Greenberg            Director of Finance           August 30, 1999
-----------------------------
   Ricky S. Greenberg