Form 10QSB
period 1999-10-31
SC&T INTERNATIONAL INC
filed 1999-12-14
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999.
                        Commission File Number: 0-27382.


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

     State the number of shares outstanding of each of the issuer's classes of common equity as of December 10, 1999 latest practicable date: 4,551,064 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes [X]  No [ ]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY


                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION

Item 1 Financial Information

       Consolidated Balance Sheets                                           3

       Consolidated Statements of Operations                                 4

       Consolidated Statements of Cash Flows                                 5

       Notes to Consolidated Financial Statements                            6

Item 2 Management's Discussion and Analysis                                  9

PART II    OTHER INFORMATION

Item 1 Litigation                                                           13

Item 2 Change in Securities                                                 14

Item 3 Defaults Upon Senior Securities                                      14

Item 4 Submission of Matters to a Vote of Security-Holders                  14

Item 5 Other Information                                                    14

Item 6 Exhibits & Reports on Form 8-K                                       14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                                                     October 31,
                                                                        1999
                                                                   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $        573
  Accounts receivable (net of $325,112 allowance)                       190,093
  Inventories                                                         1,042,098
  Prepaid expenses and other assets                                     101,154
                                                                   ------------
     Total current assets                                             1,333,918

PROPERTY AND EQUIPMENT, net                                             425,311

OTHER ASSETS                                                             47,118
                                                                   ------------

TOTAL ASSETS                                                       $  1,806,347
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,152,309
  Accrued liabilities                                                   234,982
  Advances from factor                                                   20,029
  Capital lease obligations - current portion                            13,809
                                                                   ------------
     Total current liabilities                                        2,421,129

CAPITAL LEASE OBLIGATIONS - long-term portion                             2,915
                                                                   ------------

     TOTAL LIABILITIES                                                2,424,044
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747 shares
      authorized, 4,551,064 issued and outstanding                       45,512
  Paid in capital                                                    15,478,055
  Currency translation                                                    1,878
  Accumulated deficit                                               (16,143,142)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                        (617,697)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,806,347
                                                                   ============

   The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                      October 31,                   October 31,
                                               --------------------------    --------------------------
                                                  1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
NET SALES                                      $    69,344    $ 1,846,697    $   330,323    $ 2,926,679

COST OF SALES                                       37,758      1,145,391        325,342      2,096,231
                                               -----------    -----------    -----------    -----------

   Gross profit                                     31,586        701,306          4,981        830,448
                                               -----------    -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and benefits expense                   44,374        332,264        288,516        657,728
    Selling and promotion expense                   57,010        376,993        176,079        592,528
    Office and administrative expense              117,351        241,664        353,930        727,642
    Research and development expense                 2,937         14,663          3,151         36,615
    Consulting fees                                      0          6,749              0          7,176
                                               -----------    -----------    -----------    -----------
Total selling, general and administrative
  expenses                                         221,672        972,333        821,676      2,021,689
                                               -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (190,086)      (271,027)      (816,695)    (1,191,241)
                                               -----------    -----------    -----------    -----------

OTHER (INCOME) AND EXPENSES
    Interest income                                      0              0           (797)        (3,720)
    Interest expense and factoring charges           4,924          3,667         12,278          4,262
    Royalty income                                 (15,569)      (112,201)       (51,957)      (112,201)
    Other income                                   (26,799)      (230,711)       (35,277)      (230,711)
                                               -----------    -----------    -----------    -----------

Total other (income)/expense                       (37,444)      (339,245)       (75,753)      (342,370)
                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                              $  (152,642)   $    68,218    $  (740,942)   $  (848,871)
                                               ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                      $     (0.03)   $      0.02    $     (0.16)   $     (0.25)
                                               ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                        4,551,064      3,351,064      4,551,064      3,351,064
                                               ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Six Months Ended
                                                              October 31,
                                                       -------------------------
                                                         1999          1998
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($740,942)   ($  848,871)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                           88,820        208,712
  Non cash expenses                                       11,351              0
  Changes in assets and liabilities:
    Accounts receivable                                  210,007     (1,220,360)
    Inventories                                          370,971        470,033
    Prepaid expenses and other current assets             88,605       (152,577)
    Other assets                                         (23,647)       (42,348)
    Accounts payable                                    (113,562)       821,643
    Accrued liabilities                                  (22,812)      (368,193)
                                                       ---------    -----------
      Net cash (used in) provided by operating
        activities                                      (131,209)    (1,131,961)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (19,638)        71,549
                                                       ---------    -----------
      Net cash (used in) provided by investing
        activities                                       (19,638)        71,549
                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Currency translation                                         0         58,782
  Payment of capital lease obligations                    (7,070)             0
  Advances from (repayments to) factor                   (48,708)       215,067
                                                       ---------    -----------
      Net cash (used in) provided by financing
        activities                                       (55,778)       273,849
                                                       ---------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (206,625)      (786,563)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                207,198        861,560
                                                       ---------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                    $     573    $    74,997
                                                       =========    ===========

    The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INTERIM REPORTING

The accompanying unaudited Consolidated Financial Statements for SC&T International, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the periods ended October 31, 1999 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2000.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.

COMMON STOCK

On October 22, 1997, the Company's shares of common stock, which was traded under the symbol SCTI, were de-listed from the Nasdaq Small cap market. This action was taken as a direct result of the Company's failure to meet the filing requirement as stated in marketplace Rule 4310(c)(14). The failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. The Company has since complied with all reporting requirements in a timely manner. The company has completed and filed its 10K report for the year ended April 30,1999

PROXY APPROVAL

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

IV. INVENTORIES

Inventories consisted of the following at October 31, 1999:

          Finished goods                                       $   941,379
          Advances on purchases of inventory                       124,748
          In-transit items                                          80,967
          Allowance for obsolescence                              (104,996)
                                                               -----------
                Total inventory                                $ 1,042,098
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

V. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 1999:

        Office furniture and equipment                         $   290,628
        Tools, dies and molds                                      528,030
        Computer equipment                                         172,964
        Warehouse equipment                                         11,303
                                                               -----------
        Total                                                    1,002,925
        Less accumulated depreciation and amortization             577,614
                                                               -----------
        Property and equipment - net                           $   425,311
                                                               ===========

VI. ADVANCES FROM FACTOR

The Company entered into a new factoring agreement in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at October 31, 1999 of $20,029 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

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

The Company's multimedia keyboards line has been discontinued in favor of a second generation product targeted at the corporate market. This second generation product, which, features an enhanced Voice Recognition product, has been completed, but at this time has not been introduced into the market. The Company has entered into license agreements with other keyboard manufacturers which will provide SC&T with additional income from the U.S. technology patents it holds for this technology.

The Company has not been issuing many news releases over the past months. This should not be interpreted The Company has not been moving forward in continuing to significantly reduce costs and identifying new market opportunities and products for introduction.

The Company is not enamoured with the price wars and continuing lack of profitability associated with the retail PC and Video Gaming accessory category. Despite suffering losses much less than those of the competition The Company will not rely on this category for its future success.

The Company has redirected its marketing focus in support of VM Labs Inc. revolutionary new NUON technology for DVD players and Set-Top boxes. As a strategic licensed partner of VM Labs the Company will target the more lucrative, high volume, OEM channel for its accessory products, and it hopes to report new sales alliances shortly.

Over the last five months the Company has surveyed and identified new market opportunities it feels confident has greater revenue potential than currently exists in the PC and Video Gaming arena. The areas identified relate to the automotive and emergency outdoor survival categories. These categories have a combined presence of over 400,000 retail outlets compared to the under 50,000 that make up the current Video Game and PC arena.

The Company has made its product presentations to numerous major national companies, who have expressed genuine interest in the new products. Seven new products are under development that specifically address these industries, with introductions to the North American market over the next quarter. The Company plans an aggressive focus on the OEM, Private Label segment of this market, with the secondary target being the retail side of the business.

In an ongoing effort to keep up with the times, identify new markets, and address the growing sales revenues being derived from the Internet, the Company is also planning a corporate name change which will easily identify the Company's new product marketing direction. The name change should take place shortly.

The Company is working towards a new round of capital funding which will fuel and support the new marketing initiatives and product development programs. The Company is confident it will succeed with these efforts.

The last two years have been a rough road for both the Company and its loyal following of investors. SC &T's management is optimistic about the future capability of its new products to extend the Company the opportunity to reach a level of profitability over the next year.

The Company thanks its investors and shareholders for their continued support while the Company positions itself for the launch of its new line of products.

OPERATING RESULTS OF THE COMPANY FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED OCTOBER 31, 1999 AND 1998.

NET SALES

Net sales for the three months and six months ended October 31,1999 decreased approximately $1,777,000 (96%) and $2,596,000 (89%) compared to the same periods ended October 31,1998. The sales decrease is attributed to the Company's seasonal slow sales and continued decreased sales from the Company's UK subsidiary.

PAYROLL AND PAYROLL TAXES

The Company's payroll and payroll tax expense decreased from approximately $332,000 and $658,000 for the three months and the six months ended October 31, 1998 to approximately $44,000 and $289,000 for the three months and six months ended October 31, 1999. This reduction represents a 87% and 56% reduction in salaries and related expenses for the three months and six months ended October 31, 1999. The Company has continued to reduce personnel while increasing employee productivity. The Company is required to employ a base staff of qualified personnel to maintain its operations.

SELLING AND PROMOTION

The Company's selling and promotion expenses decreased from approximately $377,000 and $593,000 for the three months and six months ended October 31, 1998 to approximately $57,000 and $176,000 for the three months and six months ended October 31,1999. This decrease represents a 85% decrease from the same three month period ended October 31, 1998 and a 70% decrease from the same six month period ended October 31, 1998.

OFFICE AND ADMINISTRATION

The Company's office and administrative expenses decreased from approximately $242,000 and $728,000 for the three and six months ended October 31,1998 to approximately $117,000 and $354,000 for the three months and six months ended October 31,1999. This represents approximately a 52% and 51%for these periods. Major cost reductions were made in legal expense, occupancy costs, and general overhead expenses.

RESEARCH, DEVELOPMENT AND CONSULTING FEES

Expenses related to research, development and consulting fees decreased from approximately $21,400 and $43,800 for the three and six month periods ended October 31, 1998 to approximately $2900 and $3200 for the three and six month periods ended October 31, 1999. This decrease represents a 86% and 93% decrease from the same periods the prior year.

OTHER INCOME/EXPENSE

Other income decreased to approximately $37,000 and $76,000 for the three months and six months ended October 31, 1999 from approximately $339,000 and $342,000 for the same periods ended October 31, 1998. This decrease represents a $302,000 and a $342,000 decrease.

NET LOSS

The Company experienced a net loss of approximately $153,000 and $741,000 for the three months and six months ended October 31, 1999 compared to a net profit of approximately $68,000 and a net loss of approximately $849,000 for the three months and six months ended October 31, 1998. The net loss for the six months ended October 31, 1999 is primarily due to a loss by the Company's UK subsidiary of approximately $281,000. Total operating expenses decreased from approximately $972,000 and $2,022,000 for the three months and six months ended October 31, 1998 to only approximately $222,000 and $822,000 for the same periods ended October 31, 1999. This represents a decrease of 77% and 59% for the three months and six months ended October 31, 1999 from the same periods ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $1,122,000 for the six months ended October 31, 1998 to a deficit of $1,087,212 for the six months ended October 31, 1999. This decrease is due directly to the Company's net loss from operations and decreased sales. The Company is required to pay the costs of stocking inventory before the Company receives orders and payment from its customers. Typically, the Company's customers do not pay the Company for its products until approximately 60 days following delivery and billing. As a result, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of the Company's products. The Company has been unable to attract additional sources of capital due to it's de-listing and must rely on factoring of it's accounts receivable which dramatically increase costs and reduces working capital.

BUSINESS OUTLOOK AND RISK FACTORS

The Company will continue to cut costs to improve future operations. In an effort to reduce operating costs the Company is in the process of closing its UK subsidiary. The Company will continue to market and sell its products in Europe through a UK distributor. Efforts over the past year have already significantly reduced the Company's operating costs. The Company has developed new products and is targeting new marketing channels (see Overview Section) it strongly believes will result in profitability over the next twelve months. There is no assurance the Company will achieve profitability, but it is confident it is on the right track. The Company has already held discussions with potential new customers, where its new product concepts were presented and based on feedback for these new products, the Company is very optimistic. The Company plans to introduce these new products over a ninety day period, commencing in December, 1999. The Company requires additional working captial, and is looking to a private placement of company stock to raise the required cash.

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

c. The Company v. Santiago Villa

SC&T has filed suit against its former landlord seeking to collect approximately $20,000 in escrow funds not disbursed to the Company when it vacated it's former offices. The Company believes it will prevail in this action. The Company plans an arbitration hearing within the next 60 days.

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

     Exhibits.

        27        Financial Data Schedule

     Reports on Form 8-K.

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

SC&T INTERNATIONAL, INC.

Signature                        Capacity                      Date
---------                        --------                      ----

/s/ James Copland                Chairman of the Board         December 13, 1999
-----------------------------    and Chief Executive Officer
     James Copland