Form 10QSB/A
period 1999-07-31
HOT PRODUCTS INC COM
filed 2000-01-20
CIK 1000079

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 30, 1999 latest practicable date: 3,551,064 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                            SC&T INTERNATIONAL, INC.
                                 AND SUBSIDIARY



                                                                          Page
PART I FINANCIAL INFORMATION

Item 1 Financial Information

       Consolidated Balance Sheet as of July 31,1999                        3

       Consolidated Statements of Operations for the Three Months
           Ended July 31,1999 and July 31, 1998                             4

       Consolidated Statements of Cash Flows for the Three Months
           Ended July 31,1999 and July 31,1998                              5

       Notes to Consolidated Financial Statements                           6

Item 2 Management's Discussion and Analysis                                10

PART II OTHER INFORMATION

Item 1 Litigation                                                          13

Item 2 Change in Securities                                                14

Item 3 Defaults Upon Senior Securities                                     14

Item 4 Submission of Matters to a Vote of Security-Holders                 14

Item 5 Other Information                                                   15

Item 6 Exhibits & Reports on Form 8-K                                      15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1999
                                   (Unaudited)


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     20,765
  Accounts receivable (net of $325,112 allowance)                       195,792
  Inventories                                                         1,130,707
  Prepaid expenses and other assets                                     102,725
                                                                   ------------
     Total current assets                                             1,449,989

PROPERTY AND EQUIPMENT, net                                             469,185

OTHER ASSETS                                                             47,729
                                                                   ------------

TOTAL ASSETS                                                       $  1,966,903
                                                                   ============

LIABITITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,100,170
  Accrued liabilities                                                   282,756
  Advances from factor                                                   28,628
  Capital lease obligations - current portion                            13,809
                                                                   ------------
     Total current liabilities                                        2,425,363

CAPITAL LEASE OBLIGATIONS - long-term portion                             7,118
                                                                   ------------

     Total liabilities                                                2,432,481
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 3,551,064 issued and outstanding                 35,512
  Paid in capital                                                    15,878,055
  Currency translation                                                    1,878
  Accumulated deficit                                               (16,381,023)
                                                                   ------------
     Total stockholders' equity                                        (465,578)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,966,903
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998
                                   (Unaudited)


                                                        1999            1998
                                                      ---------     -----------

NET SALES                                             $ 260,394     $ 1,079,982

COST OF SALES                                           287,522         950,840
                                                      ---------     -----------

   Gross profit                                         (27,128)        129,142
                                                      ---------     -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and benefits expense                       244,142         325,464
    Selling and promotion expense                       119,069         215,535
    Office and administrative expense                   234,579         485,978
    Research and development expense                        214          21,952
    Consulting fees                                         427
                                                      ---------     -----------
      Total selling, general and administrative
        expenses                                        598,004       1,049,356
                                                      ---------     -----------

LOSS FROM OPERATIONS                                   (625,132)       (920,214)
                                                      ---------     -----------

OTHER (INCOME) AND EXPENSES
    Loss on proposed acquisition                        402,000
    Interest income                                        (835)         (3,720)
    Interest expense and factoring charges                7,393             595
    Royalty income                                      (36,388)
    Other income                                        (18,479)
                                                      ---------     -----------

    Total other (income)/expense                        353,691          (3,125)
                                                      ---------     -----------

NET LOSS                                              $(978,823)    $  (917,089)
                                                      =========     ===========

NET LOSS PER COMMON SHARE                             $    (.27)    $     (0.27)
                                                      =========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            3,470,629       3,351,064
                                                      =========     ===========

   The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 31, 1999 AND JULY 31, 1998
                                   (Unaudited)

                                                          1999         1998
                                                       ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(978,823)   $  (917,089)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                           44,410        156,797
  Non cash expenses                                      402,000
  Changes in assets and liabilities:
    Accounts receivable                                  204,308       (320,026)
    Inventories                                          282,362        306,424
    Prepaid expenses and other current assets             87,034        (30,548)
    Other assets                                         (24,258)
    Accounts payable                                    (165,702)       (74,570)
    Accrued liabilities                                   24,961       (253,166)
                                                       ---------    -----------
        Net cash (used in) provided by operating
          activities                                    (123,708)    (1,132,178)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (19,100)
                                                       ---------    -----------
        Net cash (used in) provided by investing
          activities                                     (19,100)
                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Currency translation                                      (649)        58,782
  Payment of capital lease obligations                    (2,867)
  Advances from (repayments to) factor                   (40,109)       225,364
                                                       ---------    -----------
        Net cash (used in) provided by financing
          activities                                     (43,625)       284,146
                                                       ---------    -----------

DECREASE IN CASH AND EQUIVALENTS                        (186,433)      (848,032)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                207,198        861,560
                                                       ---------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                    $  20,765    $    13,528
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

V. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at July 31, 1999:

         Office furniture and equipment                      $  290,628
         Tools, dies and molds                                  528,030
         Computer equipment                                     172,838
         Warehouse equipment                                     11,303
                                                             ----------

         Total                                                1,002,799
         Less accumulated depreciation and amortization         533,614
                                                             ----------
         Property and equipment - net                        $  469,185
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

OTHER INCOME/EXPENSE

Other expense increased to approximately $354,000 for the three months ended July 31, 1999. This increase represents a $364,816 increase. This increase can be directly attributed to a loss of $402,000 incurred in a proposed acquisition.

NET LOSS

The Company experienced a net loss of approximately $978,000 for the three months ended July 31, 1999 compared to a net loss of approximately $917,000 for the three months ended July 31, 1998. This represents an increase of approximately $61,000. Total operating expenses decreased from approximately $1,050,000 for the three months ended July 31, 1998 to only approximately $600,000 for the three months ended July 31, 1999. This represents a decrease of 43% for the three months ended July 31, 1999 from the same period ended July 31, 1998.

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

Signature                               Capacity                      Date
---------                               --------                      ----

SC&T INTERNATIONAL, INC.



 /s/ James Copland                 Chairman of the Board         January 6, 2000
-----------------------------      and Chief Executive Officer
     James Copland



 /s/ Ricky S. Greenberg            Director of Finance           January 6, 2000
-----------------------------
   Ricky S. Greenberg