Form 10QSB/A
period 1999-10-31
HOT PRODUCTS INC COM
filed 2000-01-20
CIK 1000079

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SC&T INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                                                                     October 31,
                                                                        1999
                                                                   -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $        573
  Accounts receivable (net of $325,112 allowance)                       190,093
  Inventories                                                         1,042,098
  Prepaid expenses and other assets                                     101,154
                                                                   ------------
     Total current assets                                             1,333,918

PROPERTY AND EQUIPMENT, net                                             425,311

OTHER ASSETS                                                             47,118
                                                                   ------------

TOTAL ASSETS                                                       $  1,806,347
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,152,309
  Accrued liabilities                                                   234,982
  Advances from factor                                                   20,029
  Capital lease obligations - current portion                            13,809
                                                                   ------------
     Total current liabilities                                        2,421,129

CAPITAL LEASE OBLIGATIONS - long-term portion                             2,915
                                                                   ------------

     TOTAL LIABILITIES                                                2,424,044
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747 shares
      authorized, 3,551,064 issued and outstanding                       35,512
  Paid in capital                                                    15,878,055
  Currency translation                                                    1,878
  Accumulated deficit                                               (16,533,142)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                        (617,697)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,806,347
                                                                   ============

   The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                      October 31,                   October 31,
                                               --------------------------    --------------------------
                                                  1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
NET SALES                                      $    69,344    $ 1,846,697    $   330,323    $ 2,926,679

COST OF SALES                                       37,758      1,145,391        325,342      2,096,231
                                               -----------    -----------    -----------    -----------

   Gross profit                                     31,586        701,306          4,981        830,448
                                               -----------    -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Salaries and benefits expense                   44,374        332,264        288,516        657,728
    Selling and promotion expense                   57,010        376,993        176,079        592,528
    Office and administrative expense              117,351        241,664        351,930        727,642
    Research and development expense                 2,937         14,663          3,151         36,615
    Consulting fees                                      0          6,749              0          7,176
                                               -----------    -----------    -----------    -----------
Total selling, general and administrative
  expenses                                         221,672        972,333        819,676      2,021,689
                                               -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (190,086)      (271,027)      (814,695)    (1,191,241)
                                               -----------    -----------    -----------    -----------

OTHER (INCOME) AND EXPENSES
    Loss on proposed acquisition                         0              0        402,000              0
    Interest income                                      0              0           (797)        (3,720)
    Interest expense and factoring charges           4,924          3,667         12,278          4,262
    Royalty income                                 (15,569)      (112,201)       (51,957)      (112,201)
    Other income                                   (26,799)      (230,711)       (45,277)      (230,711)
                                               -----------    -----------    -----------    -----------

Total other (income)/expense                       (37,444)      (339,245)       316,247       (342,370)
                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                              $  (152,642)   $    68,218    $(1,130,942)   $  (848,871)
                                               ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE                      $      (.04)   $      0.02    $      (.31)   $     (0.25)
                                               ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                        3,551,064      3,351,064      3,510,847      3,351,064
                                               ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                            SC&T INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                           Six Months Ended
                                                              October 31,
                                                       -------------------------
                                                         1999          1998
                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,130,942)   ($  848,871)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                           88,820        208,712
  Non cash expenses                                      401,351              0
  Changes in assets and liabilities:
    Accounts receivable                                  210,007     (1,220,360)
    Inventories                                          370,971        470,033
    Prepaid expenses and other current assets             88,605       (152,577)
    Other assets                                         (23,647)       (42,348)
    Accounts payable                                    (113,562)       821,643
    Accrued liabilities                                  (22,812)      (368,193)
                                                       ---------    -----------
      Net cash (used in) provided by operating
        activities                                      (131,209)    (1,131,961)
                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                              0         71,549
  Purchase of property and equipment                     (19,638)             0
                                                       ---------    -----------
      Net cash (used in) provided by investing
        activities                                       (19,638)        71,549
                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Currency translation                                         0         58,782
  Payment of capital lease obligations                    (7,070)             0
  Advances from (repayments to) factor                   (48,708)       215,067
                                                       ---------    -----------
      Net cash (used in) provided by financing
        activities                                       (55,778)       273,849
                                                       ---------    -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (206,625)      (786,563)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                207,198        861,560
                                                       ---------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                    $     573    $    74,997
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

OFFICE AND ADMINISTRATION

The Company's office and administrative expenses decreased from approximately $242,000 and $728,000 for the three and six months ended October 31,1998 to approximately $117,000 and $352,000 for the three months and six months ended October 31,1999. This represents approximately a 52% and 51%for these periods. Major cost reductions were made in legal expense, occupancy costs, and general overhead expenses.

RESEARCH, DEVELOPMENT AND CONSULTING FEES

Expenses related to research, development and consulting fees decreased from approximately $21,400 and $43,800 for the three and six month periods ended October 31, 1998 to approximately $2900 and $3200 for the three and six month periods ended October 31, 1999. This decrease represents a 86% and 93% decrease from the same periods the prior year.

OTHER INCOME/EXPENSE

Other income decreased to approximately $37,000 and $316,000 of other expenses for the three months and six months ended October 31, 1999 from approximately $339,000 and $342,000 for the same periods ended October 31, 1998.

NET LOSS

The Company experienced a net loss of approximately $153,000 and $1,131,000 for the three months and six months ended October 31, 1999 compared to a net profit of approximately $68,000 and a net loss of approximately $1,140,942 for the three months and six months ended October 31, 1998. The net loss for the six months ended October 31, 1999 is primarily due to a loss by the Company's UK subsidiary of approximately $281,000 and a loss on a proposed acquisition of $402,000. Total operating expenses decreased from approximately $972,000 and $2,022,000 for the three months and six months ended October 31, 1998 to only approximately $222,000 and $822,000 for the same periods ended October 31, 1999. This represents a decrease of 77% and 59% for the three months and six months ended October 31, 1999 from the same periods ended October 31, 1998.

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

The Company's 10K report for the year ended April 30, 1999 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing.

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