Form 10QSB
period 2000-01-31
HOT PRODUCTS INC COM
filed 2000-03-13
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000.
                        Commission File Number: 0-27382.


                              HOT PRODUCTS, INC.COM
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


                            SC&T INTERNATIONAL, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of March 10, 2000 latest practicable date: 5,381,164 shares of Common Stock, par value $0.01 per share

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                              HOT PRODUCTS, INC.COM
                                 AND SUBSIDIARY


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1   Financial Information

         Consolidated Balance Sheet as of January 31, 2000 ................   3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended January 31, 2000 and January 31, 1999 ..........   4

         Consolidated Statements of Cash Flows for the Three Months
         Ended January 31, 2000 and January 31, 1999 ......................   5

         Notes to Consolidated Financial Statements .......................   6

Item 2   Management's Discussion and Analysis .............................   9

PART II  OTHER INFORMATION

Item 1   Litigation .......................................................  13

Item 2   Change in Securities .............................................  14

Item 3   Defaults Upon Senior Securities ..................................  14

Item 4   Submission of Matters to a Vote of Security-Holders ..............  14

Item 5   Other Information ................................................  14

Item 6   Exhibits & Reports on Form 8-K ...................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    January 31,
                                                                       2000
                                                                   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     15,141
  Accounts receivable - Net                                              12,756
  Inventories                                                           100,000
  Prepaid expenses and other assets                                      13,627
                                                                   ------------
     Total current assets                                               141,524

PROPERTY AND EQUIPMENT, NET                                             351,242

OTHER ASSETS                                                             47,742
                                                                   ------------

TOTAL ASSETS                                                       $    540,508
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    467,536
  Accrued liabilities                                                   149,034
  Advances from factor                                                   12,984
  Capital lease obligations - current portion                            12,466
                                                                   ------------
     Total current liabilities                                          642,020

Contingent Liability                                                    113,069
Disputed Trade Account Payable                                          805,070
                                                                   ------------

     TOTAL LIABILITIES                                                1,560,159
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 5,143,664 issued and outstanding                 51,437
  Paid in capital                                                    16,496,130
  Accumulated deficit                                               (17,567,218)
                                                                   ------------
     TOTAL STOCKHOLDERS' EQUITY                                      (1,019,651)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    540,508
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                       January 31,                   January 31,
                                               --------------------------    --------------------------
                                                  2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
NET SALES                                      $   118,083    $ 1,067,454    $   448,406    $ 3,098,295

COST OF SALES                                       81,420        587,004        406,762      1,844,047
                                               -----------    -----------    -----------    -----------

   Gross profit                                     36,663        480,450         41,644      1,254,248
                                               -----------    -----------    -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Salaries and benefits expense                     118,222        327,099        405,988        984,827
 Selling and promotion expense                      35,834        424,190        211,913        775,360
 Office and administrative expense                 182,848        272,291        536,779        958,131
 Research and development expense                   11,441         19,111         14,591         55,726
 Consulting fees                                     6,750         16,669          7,500         19,644
                                               -----------    -----------    -----------    -----------
   Total selling, general and
    administrative expenses                        355,095      1,059,360      1,176,771      2,793,688
                                               -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                              (318,432)      (578,910)    (1,135,127)    (1,539,440)
                                               -----------    -----------    -----------    -----------
OTHER (INCOME) AND EXPENSES
 Loss On Proposed Acquisition                            0              0        402,000              0
 Interest income                                        (6)             0           (803)        (3,720)
 Bad Debt Expense                                   36,284              0         36,284              0
 Other (Income)/Expenses                          (217,786)        (5,919)      (265,063)        (5,919)
 Costs Associated with Discontinued
   Product Line (Note IV)                          957,614              0        957,614              0
 Interest expense and factoring charges              4,236         65,475         16,514         69,737
 Royalty income                                    (68,583)       (21,659)      (120,540)      (133,860)
                                               -----------    -----------    -----------    -----------

   Total other (income)/expense                    711,759         37,897      1,026,006        (73,762)
                                               -----------    -----------    -----------    -----------

NET INCOME (LOSS)                              $(1,030,191)   $  (616,807)   $(2,161,133)   $(1,465,678)
                                               ===========    ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE                    $     (0.25)   $     (0.18)   $     (0.60)   $     (0.43)
                                               ===========    ===========    ===========    ===========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                        4,081,931      3,351,064      3,594,686      3,351,064
                                               ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              January 31,
                                                      -------------------------
                                                         2000           1999
                                                      -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(1,030,191)    $(616,807)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                            44,000        52,010
  Non cash expenses                                       258,834        46,992
  Changes in assets and liabilities:
   Accounts receivable                                    177,337       120,352
   Inventories                                            942,098       273,587
   Prepaid expenses and other current assets              (87,527)       99,636
   Other assets                                              (625)            0
   Accounts payable                                    (1,571,704)      (11,739)
   Accrued liabilities                                    (94,696)       82,690
   Long Term Liabilities                                  805,070       113,069
                                                      -----------     ---------
      Net cash (used in) provided by
       operating activities                              (557,404)      159,790
                                                      -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (2,426)            0
                                                      -----------     ---------
       Net cash (used in) provided by
        investing activities                               (2,426)            0
                                                      -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                    584,000             0
  Payment of capital lease obligations                     (2,555)            0
  Advances from (repayments to) factor                     (7,045)     (183,868)
                                                      -----------     ---------
      Net cash (used in) provided by
       financing activities                               574,400      (183,868)
                                                      -----------     ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                14,570       (24,078)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     571        74,997
                                                      -----------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                   $    15,141     $  50,919
                                                      ===========     =========

    The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INTERIM REPORTING

     The  accompanying  unaudited  Consolidated  Financial  Statements  for  Hot
Products, Inc.com (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial positon, results of operations, and cash flows for the periods presented have been made. The results or operations for the three month period ended January 31, 2000 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2000.

     RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     COMMON STOCK

     On October 22, 1997, the Company's shares of common stock, which were traded under the symbol SCTI, were de-listed from the NASDAQ small cap market. This action was taken as a direct result of the Company's failure to meet the filling requirement as stated in marketplace Rule 431 ( c ) ( 14 ). the failure to meet the filing requirement was the result of the untimely resignation of the Company's accounting firm, Toback & Company. The Company has since complied with all reporting requirements in a timely manner. The Company has completed and filed it's 10K report for the year ending April 30, 1999.

     PROXY APPROVAL

     In July, 1998 shareholders of the Company approved two motions. The first, to increase the number of authorized shares by 50,000,000 bringing the total to 75,000,000. The second motion approved was a reverse split. On April 23, 1999 The Company initiated a reverse stock split in a ratio of one (1) new share for eighteen (18) of its shares of common stock.

     COMMITMENTS AND CONTINGENCIES - OPERATING LEASES

     In February 1999, the Company relocated operations to a new location. The Company has a three year lease on 8,500 square feet of office and warehouse space located at Scottsdale Airpark in Scottsdale, Arizona. The lease commenced on March 1, 1999 and expires on February 28, 2002.

II. ORGANIZATION AND BASIS OF PRESENTATION

     Hot Products Inc.com (the Company) was formed in June of 1993 for the purpose of developing niche products for the OEM and Retail segments of the PC and Video gaming arenas. In late 1999, due to continued competition and a very unprofitable retail arena, the Company decided to exit these categories, in favor of newer, more profitable product opportunities.

     Hot Products commenced the development of an entire line of innovative and comprehensive Road Emergency, Automotive Survival and Outdoor Survival products.

     The Company also channeled its past accessory electronics design expertise towards supporting the burgeoning NUON enhanced DVD Player and Set Top Box segments of the retail OEM channels. NUON is a technology developed by VM Labs, Inc. of Mountain View, CA.

III. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts and activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), SC&T Asia, Limited (Hong Kong). All significant intercompany transactions and balances have been eliminated in consolidation. In November of 1999 the Company closed it's UK subsidiary. Costs and write down of closure are accounted for as an Extraordinary Item in the Statement of Operations.

     CASH  AND  CASH  EQUIVALENTS  -  Includes  all  short-term   highly  liquid
investments readily convertible to known amounts of cash and have original maturities of three months or less.

     INVENTORIES - Due to the Company's decision to exit the retail market for which it had been manufacturing and selling products, the Company has elected to write down and write off much of its inventory to ensure that the remaining product is properly valued at current market conditions going forward.

     PROPERTY AND EQUIPMENT - Are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet been placed in service.

     REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped.

     RESEARCH AND DEVELOPMENT - The costs for new products are expensed as incurred.

     INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statement.

     FOREIGN CURRENCY TRANSLATION - The foreign subsidiaries maintain their financial statements in the local currencies which have been determined to be the functional currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholder's equity whereas, gains and losses resulting from foreign currency transactions are included in the results of operations.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, advances from factor, and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and advances from factor approximate fair value because of the short term maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

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

IV. DISCONTINUED PRODUCT LINES

     The Company redirected it's focus away from the PC and Video game products to products such as interactive DVD players and set-top boxes based on NUON technology. The Company has also developed and will start to market a line of Road Emergency and Outdoor Survival kits. The Company has closed its UK subsidiary. To reflect the unusual nature of this change in business strategy the Company has included in it's Statement of Operations a line item, Costs Associated with discontinued product line, which reflects the affect of these changes. Included in this category are the following items.

          Write down of inventory to  estimated
            Net Realizable Value                                        $736,383
          Write down of assets of closed subsidiary and
            related charges (Net of estimated salvage value)            $221,231
                                                                        --------
                   Total                                                $957,614
                                                                        ========

     This matter was not accounted for as a disposal or abandonment of a business segment as we will remain in the consumer electronics business but will focus on NUON products. We will continue to manufacture and sell certain of our existing product lines but are seeking different distribution channels. We will utilize many of our existing tools and molds.

V. INVENTORIES

     Current inventory of products has been written down to reflect market value. The Company anticipates sale of the remaining inventory but can not be certain as to the selling price, which maybe made below cost. Due to this uncertainty management has elected to reduce carrying value to $100,000. This reflects the best estimate of management as to the net realizable value of all inventory still held by the Company.

VI. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at January 31, 2000:

          Office furniture and equipment                              $ 267,851
          Tools, dies and molds                                         528,030
          Computer equipment                                            136,224
          Warehouse equipment                                            11,303
                                                                      ---------
             Total                                                    $ 943,408

          Less accumulated depreciation and amortization               (592,166)
                                                                      ---------
          Property and equipment - net                                $ 351,242
                                                                      =========

     All assets of UK subsidiary have been written off to reflect the change in business strategy.

VII. ADVANCES FROM FACTOR

     The Company entered into a factoring agreement in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for account unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at January 31, 2000 of $12,984 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

VIII. DISPUTED TRADE ACCOUNT PAYABLE

     We are disputing the balance recorded as due to one of our Asian suppliers. We believe the supplier failed to comply with certain terms of its agreement and failed meet to production obligations. We are currently negotiating with the supplier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on form 10-QSB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and section 21 E of the Securities Act of 1934, including statements regarding Company's "expectations," "anticipations". "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenues, margins, expenses and earnings analysis for the remainder of the fiscal year 2000 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

OVERVIEW

     Hot Products, Inc.com (formerly SC&T International) (the "Company") was formed in June 1993. We previously developed and marketed accessory and peripheral products for the personal computer and video game segments of the retail and corporate markets for video game controllers and sound devices. We currently operate primarily in four (4) areas:

     (1) Products related to NUON technology, including, but not limited to, controllers for DVD (Digital Video Disc) appliances and set-top boxes. NUON is a powerful and versatile embedded technology which enhances the passive elements of digital video products such as DVD players , digital set-top boxes and digital satellite receivers, while adding high performance interactive graphics and audio.

     (2) Development and marketing of Road Emergency, Automotive Survival, Outdoor Survival and Road Emergency and Outdoor Survival accessory products. These will be marketed to the Corporate, Retail, OEM and Premium and Incentive segments of the market.

     (3) We intend to maintain our ability to market our racing wheel products, however to a much smaller segment of the retail market, but with an added focus to private label and premium and incentive segments of the market.

     (4) Hot Products, Inc.com, intends to launch an E-Commerce website in support of all it's new products. We plan a concentrated advertising and promotional campaigns to expose the site and direct consumers to the site. The Company expects this site to be a major revenue generator during its first year of operation.

     We have redirected our product marketing focus towards the NUON technology platform, for both the OEM and retail channels. We have also developed two new product lines that address the Road Emergency and Outdoor Survival categories. We have retreated from our past 100% reliance on the PC/Video game retail peripherals where competition and profitability has declined. We are looking to co-marketing agreements for our previous products with companies whose corporate focus is on servicing the retail distribution channel. The move to these new product platforms is intended to dramatically increase the gross margin realized by the Company.

     Over the last six (6) months, we have identified new market opportunities. These areas identified relate to the Automotive and Emergency Outdoor Survival categories. These categories have a combined presence of over 400,000 retail outlets compared to the under 250,000 that make up the current personal computer and video game channels.

     We have made our new product presentations to numerous national companies. They have been well received and the Company believes it will be successful in obtaining orders from many of these same accounts once we are capable of delivering finished goods.

     We currently have over 15 new products under development, within our new product category. in an ongoing effort to keep pace with the current changing business climate we plan an aggressive focus on the Private Label sector for its Road Emergency and Outdoor Survival Products.

     We feel, especially for the Automotive products, major corporations will be interested in placing either their corporate or product brand names on some of our products. In December, 1999 we changed our name to Hot Products, Inc.com to better reflect our new strategic business plan and support our new products.

OPERATING RESULTS OF THE COMPANY FOR THE PERIODS ENDED JANUARY 31, 2000 AND
1999.

NET SALES

     Net sales for the three months ended January 31, 2000 were approximately $118,000 compared to approximately $1,100,000 for the three months ended January 31, 1999. This represents a decrease of approximately $982,000 or 89%. This decrease was due primarily to a lack of funding for the companies old products. The Company made every effort to conserve what cash it had towards the development and planned release of it's new products. During the current period the Company has been liquidating its inventory as well as preparing for the new product lines. Net Sales for the nine months ended January 31, 2000 was approximately $448,000 compared to approximately $3,100,000 for the same period ended January 31, 1999. Decreased sales were a direct result of increased pricing pressure in the PC and Video gaming peripheral category. The decrease in net sales represents an 86% decrease. This decrease is a direct result of decreased sales during the 1999 Christmas selling season. The Company anticipates that it s new line of products will return higher gross margins and understands the Automotive and Outdoor Survival markets are nearly 30 times larger than its previous retail channel for PC and Video game accessory and peripheral products.

GROSS PROFIT

     The Company's gross profit for the three months ended January 31, 2000 was approximately $37,000 in contrast to approximately $480,000 for the three months ended January 31, 1999. This represents a 92% decrease. The gross profit for the nine months ended January 31, 2000 was approximately $42,000 compared to approximately $1,300,000 for the same period ended January 31, 1999. This represents a 97% decrease. The gross profit for the three months ended January 31, 2000 represents a gross profit margin of 31% compared to 45% for the same period ended January 31, 1999. The gross profit margin for the nine months January 31, 2000 was 9% compared to 40% for the same period ended January 31, 1999. This decrease represents the sale of inventory at lower prices in Europe. Gross profit margins are affected by several factors, including the product mix between the Company's products. The Company anticipates new products will sell at much higher gross profit margins.

PAYROLL AND PAYROLL TAXES

     The Company's payroll and payroll tax expense decreased from approximately $327,000 and approximately $985,000 for the three and nine months ended January 31, 1999 to approximately $118,000 and $406,000 for the three and nine months ended January 31, 2000. This represents a $209,000 and $579,000 decrease in salaries and related expenses for the three and nine months ending January 31, 2000. The Company has continued to reduce payroll and related expenses as it goes through this period of transition between product lines. The Company is required to employ a base staff of qualified personnel to maintain its operations.

SELLING AND PROMOTION

     The Company's selling and promotion expense decreased from approximately $424,000 and $775,000 for the three and nine months ended January 31, 1999 to approximately $36,000 and $212,000 for the three and nine months ended January 31, 2000. This decrease represents approximately a $388,000 and $563,000 decrease from the same periods ended January 31, 1999. This decrease is a direct result of cost reductions imposed by management as well as a reduction due to the change in product lines.

OFFICE AND ADMINISTRATION

     The Company's office and administrative expenses decreased from approximately $272,000 and $958,000 for the three and nine months ended January 31, 1999 to approximately $183,000 and $537,000 for the three and nine months ended January 31, 2000 or approximately a 33% and 44% reduction for the same periods ended January 31,1999. Major cost reductions were made in rent and related expenses associated with our UK subsidiary.

RESEARCH, DEVELOPMENT AND CONSULTING FEES

     Expenses related to research, development and consulting fees decreased from approximately $36,000 and $75,000 for the three and nine months ended January 31, 1999 to approximately $18,800 and $22,000 for the three and nine month periods ended January 31, 2000. This decrease represents a 50% and 71% decrease for the three and nine months ended January 31, 2000 from the same periods ended January 31, 1999. Research and development costs for the three months ended January 31, 2000 is a direct result of the development of new product lines.

OTHER INCOME/EXPENSE

     Other expense for the three months ended January 31, 2000 was approximately $712,000 compared to approximately $38,000 of other expense for the three months ended January 31, 1999. Other expense for the nine months ended January 31, 2000 was approximately $1,030,000 compared to approximately$74,000 of other income for the nine months ended January 31, 1999. The increase in other expense for the three months ended January 31, 2000 is a direct result of discontinued product line charges of approximately $958,000 (Note IV). Royalty income increased in the period ended January 31, 2000 by approximately $47,000 compared to the three months ended January 31, 1999. We were also able to negotiate reductions in older accounts payable which resulted in a gain of approximately $200,000.

NET LOSS

     The Company experienced a net loss of approximately $1,030,000 for the three months ended January 31, 2000 compared to net loss of approximately $617,000 for the three months ended January 31, 1999. This represents an increase of approximately $383,000. The increase is due to the charge of $957,000 for discontinued product lines. The net loss for the nine months ended January 31, 2000 increased to $2,161,133 from $1,465,678 for the same period ended January 31, 1999. This increase, approximately $695,455, was a direct result of the discontinued product lines. Operating expenses for the three months ended January 31, 2000 decreased approximately $ 704,000 compared to the same period ended January 31, 1999. same period ended January 31, 1999. This decrease can be attributed to continued cost reductions and increased employee productivity.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from approximately $902,000 for the three months ended January 31, 1999 to a deficit of approximately $500,00 for the three months ended January 31, 2000. This decrease is due directly to the Company's change in business direction as well as decreased sales for Christmas 1999. The Company is presently raising equity capital we require to bring our new products to market. We believe we have negotiated favorable terms with our customers and suppliers on the first orders of our new products. Due to these terms, and the additional equity capital raised, we believe we will not experience significant difficulties or delays in the delivery of our new products.

BUSINESS OUTLOOK AND RISK FACTORS

     We recently redirected our focus away from the PC and Video game technology products to products such as interactive DVD players and set-top boxes based on the NUON technology. NUON is the term given to an emerging technology created by VM Labs, Inc. NUON is a powerful and versatile embedded technology which enhances the passive elements of digital video products such as DVD players, digital set-top boxes and digital satellite receivers, while adding high performance interactive graphics and audio. We have also developed and will start to market a line of Road Emergency, Automotive Survival and Outdoor Survival products and accessories. Accordingly, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance.

     In addition our business has been and will be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost over- runs, uncertain market acceptance, competitive activity and the absence of an operating history. There can be no assurance our business will be successful or we will be able to achieve or maintain profitable operations. However, the Automotive & Outdoor Survival channels are nearly 30 times bigger than the PC Video game arena. We have researched both the road emergency and survival categories and the competition in these two areas do not have similar products to what the Company has developed. If successful, we would expect increased competition. The NUON platform is a proprietary technology format owned by VM Labs, Inc. Hot Products, Inc.com has a strategic license agreement with the developers of this technology for the production of numerous peripheral
products.   We  believe  this  agreement  eliminates  much  of  the  competition traditionally found in non-proprietary products of similar nature both in the retail and OEM channels. Hot Products, Inc.com also plans numerous strategic alliances with the key companies who are also involved in the NUON technology platform. There can be no assurance that we will be able to compete successfully.

     The Company's 10K report for the year ended April 30, 1999 contained a going concern qualification. The Company does not dispute this qualification. Without a substantial increase in revenues the Company will require additional working capital through external sources to continue to fund its operations. Management plans to actively explore debt and equity financing as well as holding discussions with potential merging partners to obtain required financing for the upcoming few years.

                           PART II-OTHER INFORMATION

ITEM I. LITIGATION

PENDING OR THREATENED LITIGATION

     a. Home Arcade v. the Company

     In September 0f 1997, Home Arcade filed suit in San Jose, California, against the Company concerning a license dispute. The Company has denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, counsel has not yet been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing. The Company is preparing for litigation at this time.

     b. The Company v. Toback & Company

     In June 1999 the Company filed suit against Toback & Company seeking substantial damages for the firms untimely resignation in September of 1997. These actions caused the de-listing of SC&T's shares from the NASDAQ Stock Exchange. The Company alleges Toback's actions were premeditated and unnecessary, causing severe damage to the Company. The Company is seeking damages against Toback & Company in this regard. The Company believes it will prevail in it's action against Toback & Company.

     c. The Company v. Santiago Villa

     The Company has filed suit against its former landlord seeking to collect approximately $35,000 in escrow funds and costs not disbursed to the Company when it vacated it's former offices. The Company believes it will prevail in this action.

UNASSERTED CLAIMS AND ASSESSMENTS

     The Company has a wheel product which includes "force-feedback" technology as a new version to its racing wheel. The Company has been contacted by Atari. Atari expressed a desire to evaluate the Company's "force-feedback" technology to determine whether it violates a patent possessed by Atari. The Company is presumptively protected under the circumstances because the Company obtained a license for the "force-feedback" technology from another company - Immersion Corporation. Immersion Corporation has indemnified the Company for patent infringement liability. However, should Atari successfully enjoin Immersion, sales of the Company's "force-feedback" racing wheel would be impacted, or the Company might have to seek a license from Atari.

ITEM 2. CHANGES IN SECURITIES

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     YEAR 2000

     The year 2000 (Y2K) is an issue putting at risk systems, products and specialized hardware utilizing date sensitive computer chips or software with two-digit date fields will fail to properly recognize the year 2000. As a direct result of this concern the Company has upgraded all hardware and software to be Y2K compliant. Management has taken these measures to insure all computer hardware and software will be able to function as the year 2000 approaches. However, there is no assurance all the suppliers and vendors of the Company are Y2K compliant, and therefore it is possible some business interruption may occur as a result. We have experienced no hardware or software interruptions due to Y2K issues.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     REPORTS ON FORM 8-K;

     On June 17, 1998, the Registrant filed with the Securities and Exchange Commission a report on Form 8-K dated June 17, 1998, to change the Company's fiscal year from March 31 to April 30.

     On April 23, 1999, the Registrant filed with the Securities and Exchange Commission a report on Form 8-K, dated April 23, 1999, which reported a reverse stock split in a ratio of one (1) new share for eighteen (18) shares of its of common stock.

     On April 30, 1999, the Registrant filed with the Securities and Exchange Commission a report on Form 8-K dated April 30, 1999 which reported the engagement of King, Weber & Associates, P.C. as its new audit firm.

     On December 15, 1999 the Registrant filed with Securities and Exchange Commission a report on Form 8-K dated December 15, 1999, which reported its corporate name change to Hot Products, Inc.com.

                                   SIGNATURES

     In accordance with Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Capacity                           Date
---------                     --------                           ----

HOT PRODUCTS, INC.COM


/s/ James Copland             Chairman of the Board              March 10, 2000
--------------------------    and Chief Executive Officer
James Copland


/s/ Ricky S. Greenberg        Director of Finance                March 10, 2000
--------------------------
Ricky S. Greenberg