Form 10KSB40/A
period 1999-04-30
HOT PRODUCTS INC COM
filed 2000-03-21
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                Amendment No. 1

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

                            SC&T INTERNATIONAL, INC.

                               AMENDMENT NO. 1 TO
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL PERIOD ENDED APRIL 30 ,1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

EXPLANATORY NOTE                                                              3
                                    PART II

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         3

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                    3

SIGNATURES                                                                    4

                                EXPLANATORY NOTE

The 10-KSB for fiscal year ended April 30, 1999 is being amended to reflect a clarification in the auditor's opinion. This change was made to clarify differences in terminology between the audit opinion of our UK subsidiary and US terminology.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page 5 of this report, which financial statements, report, notes and data are incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      Exhibit
      Number                               Exhibit
      ------                               -------
      1.3 (1)   Form of Underwriter's Warrants
      1.4 (1)   Form of Warrant Agreement
      3.1 (1)   Restated Articles of Incorporation
      3.2 (1)   Bylaws
      4.1 (2)   Form of Certificate evidencing shares of Common Stock
      4.2 (2)   Form of Certificate evidencing Stock Purchase Warrant
      4.3 (2)   Certificate of Designation of Series A Preferred Stock
      4.4 (2)   Form of Certificate evidencing Series A Preferred Stock
      10.3(3)   Form of Employment  Agreement between the Company and
                James L. Copland dated July 1, 1997
      21.0 (2)  Subsidiaries of the Registrant
      27.0 (3)  Financial Data Schedule
----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-96812 LA).
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on August 13, 1999.

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

                                        SC&T INTERNATIONAL, INC.

Date: March 21, 2000                    /s/ James J. Copland
                                        ----------------------------------------
                                        James L. Copland, Chairman of the Board,
                                        President, Treasurer, Chief Executive
                                        Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                             TITLE                          DATE
---------                             -----                          ----


/s/ James L. Copland        President, Treasurer, Chief          March 21, 2000
-------------------------   Executive Officer, and Director
James L. Copland


/s/ Catherine Copland       Assistant Secretary and Director     March 21, 2000
-------------------------
Catherine Copland


/s/ Greg Struthers          Director                             March 21, 2000
-------------------------
Greg Struthers


/s/ Steve Decrow            Director                             March 21, 2000
-------------------------
Steve Decrow

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


Evers & Company, Ltd.
Phoenix, Arizona
August 6, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
SC&T International, Inc.
Scottsdale, Arizona:

We have audited the consolidated balance sheet of SC&T International, Inc. and subsidiaries (the "Company"), as of April 30, 1999 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of SC&T Europe Limited, a wholly owned subsidiary, which statements reflect total assets of $1,280,739 as of March 31, 1999 and total revenues of $1,372,134 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC&T Europe Limited, is based solely on the report of the other auditors. The auditors for SC&T Europe Limited issued an opinion stating substantial doubt regarding the subsidiary's ability to continue as a going concern and lack of evidence that the parent company will provide sufficient financial support.

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

                                                 Income/Loss                   Shares            Per Share
                                          --------------------------   ---------------------  -----------------
                                             1999           1998          1999        1998      1999     1998
                                          -----------    -----------   ---------   ---------  -------   -------
Net (Loss)                                $(3,255,945)   $(2,085,756)

BASIC (LOSS) EARNINGS PER SHARE:
 Income available to Common Shareholders  $(3,255,945)   $(2,085,756)  1,554,018   1,296,972  $(2.10)  $(1.61)
EFFECT OF DILUTIVE SECURITIES                  N/A            N/A
DILUTED (LOSS) EARNINGS PER SHARE         $(3,255,945)   $(2,085,756)  1,554,018   1,296,972  $(2.10)  $(1.61)

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