Form 10KSB40
period 2000-04-30
HOT PRODUCTS INC COM
filed 2000-08-14
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 2000

                         Commission file number 0-27382


                              HOT PRODUCTS, INC.COM
                 (Name of Small Business Issuer in Its Charter)


         ARIZONA                                         86-0737579
(State of incorporation)                    (I.R.S. Employer Identification No.)


          7625 East Redfield Road, Suite 200, Scottsdale, Arizona 85260
                                 (480) 368-9490
    (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

                             SC&T International, Inc
                   ------------------------------------------
                   (Former name if changed since last report)

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

Issuer's revenues for its most recent fiscal year: $470,982

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of August 4, 2000 - $525,440

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2000 - 5,613,439

Documents incorporated by reference: Not Applicable.

                              HOT PRODUCTS, INC.COM
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL PERIOD ENDED APRIL 30, 2000

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.        BUSINESS                                                        3

ITEM 2.        FACILITIES                                                     11

ITEM 3.        LEGAL PROCEEDINGS                                              11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11


                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                            12

ITEM 6.        SELECTED FINANCIAL DATA                                        12

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            13

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    18

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            14


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             14

ITEM 11.       EXECUTIVE COMPENSATION                                         15

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 15

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 16


                                    PART IV

ITEM 14.       EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                                    17

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

Hot Products, Inc.com (formerly SC&T International, Inc.) was formed in June 1993. We previously developed and marketed accessory and peripheral products for the personal computer and video categories of the retail arena. In late 1998 and into 1999 we could not see the ability to generate the necessary future revenues and required profits from these product categories. We made a bold decision to exit the categories in favor of more lucrative product opportunities. We found it necessary to identify less competitive and larger volume product channels in an effort to maintain our operations and objectives to attain profitability. As a consequence of the decline in profitability and increased category competition we have retreated from the PC/video game retail accessory market. Despite the severity of the decision we withdrew from the Fall and Christmas 1999 selling season as it was apparent the category would not be profitable and our losses would be decreased by not dealing in the category during the period.

CHANGES IN BUSINESS STRATEGY

Due to our corporate restructuring (outlined below), and in an effort to better identify the types of products our new company would be involved with, combined with the need to better reflect our new business strategy, in December 1999 we changed our name to: Hot Products, Inc.com

Our current business strategy is to focus future product development and marketing efforts on the following new product categories we feel strongly have the abilities to offer larger sales revenue opportunities and lower overall competitive concerns.

Hot Products Inc.com current focus is being applied on these primary product areas:

     (1) Products related to the proprietary NUON technology platform, focussing on accessory products and controllers for DVD (Digital Video
          Disc) devices and set-top boxes, the term given to residential TV cable-box devices.
     (2) Development and marketing of a comprehensive and professionally designed line of Road Emergency, Automotive Survival and Outdoor Survival products.
     (3)  Creation and implementation of an online E-Commerce site

During the current fiscal year ended April 30, 2000 we have totally redesigned our entire product line, created new product lines, and are in the process of developing new alliances for the marketing and distribution of these products. As part of our restructuring program, and in the interests of conserving cash flows to support of our new endeavors, we made a strategic decision to close our United Kingdom subsidiary and relocate our Hong Kong personnel to the U.S head office. These actions were taken in an effort to severely cut costs and reduce operating expenses. Due to ongoing management problems in the UK operation, coupled with ongoing delivery problems, UK sales had dropped significantly over the last two years and the subsidiary's performance had a negative affect on our overall financial performance. In August 1999 management took the necessary action of closing the UK subsidiary. All sales and marketing efforts were directed from the United States. We have entered into an agreement with a company in the United Kingdom to distribute current inventory into the European market.

Based upon our restructuring and management decisions, slow moving inventories have been written-down, bad debts recognized, and expenses severely reduced. We have recognized write-down losses associated with old product lines and the closing of our UK and Hong Kong subsidiaries in an effort to recognize the unprofitable nature of the PC/video gaming category, paving the way for us to prepare for our new direction. Our new products and corporate philosophy will focus on providing new innovative products, distributed through new channels, with greater sales potential, higher profit margins and less competition.

HOT PRODUCTS INC - NEW PRODUCT DIRECTION

NUON TECHNOLOGY PLATFORM

NUON TM is the term given to an emerging technology created by VM Labs, Inc., of Mountain View California. NUON is a powerful and versatile embedded technology. This new embedded technology enhances the passive elements of digital video products such as; DVD players, digital set-top boxes and digital satellite receivers while adding high performance interactive graphics and audio features.

We are a strategic licensed partner of VM Labs, Inc. which will allow us to produce and market numerous peripheral products designed to support the NUON technology into both the retail and OEM channels. Based on this license agreement we will market numerous products without the typical industry competition associated with the marketing of such products which do not carry such a license agreement. Due to the explosive market potential for NUON, both at the retail and OEM level, we have created a NUON Peripherals Division to support and oversee the NUON technology. Our new NUON Peripherals Division will focus its marketing efforts on the growing OEM market as well as addressing the emerging NUON retail category. We have entered into strategic marketing agreements with other companies who will market our NUON designed accessory products into the U.S. retail market.. We are pursuing other foreign alliances, which, through such marketing agreements will allow us to penetrate the Worldwide markets for our NUON product line.

We have designed the Pro Elite, a retail edition NUON enhanced game controller, which has been engineered to compliment the design styling of today's consumer electronics. The Pro Elite will be marketed as the approved product of choice by VM Labs Inc., similar to the highly visible and globally recognized N-64 and Sony game controllers. The Pro Elite will be featured in all of VM Labs advertising print and television media advertising plans. The Pro Elite is a high quality controller with innovative ergonomic design features and styling. It will support an optional vibration mode and optional memory cards, be digital and analog compatible, as well as being compatible with all hardware products manufactured which utilize the NUON technology. In addition to this product we have a number of other accessory products in development which we plan to launch over the next twelve to eighteen months.

Our NOUN Peripherals Division will allow us to utilize our extensive engineering and production experience on a product line for the NUON platform. Our ability to focus heavily on the OEM channel will reduce our reliance on the traditional retail channel. This wider playing field should help us become less dependent on traditional fourth quarter retail sales which will reduce the seasonal nature of our past business operations.

ROAD EMERGENCY, AUTO-SURVIVAL AND OUTDOOR SURVIVAL PRODUCTS

We have spent extensive time and resources in researching these product areas. We have identified a serious void which existed within the North American markets for custom designed, pre-configured emergency and survival product solutions. We also recognized the potential revenues for these areas as significant. To understand the full potential of just the U.S. automotive after market, one only has to appreciate it currently represents annual sales of over $250 billion.

We have successfully developed three comprehensive product lines designed to enhance motorist safety, sustain both motorists and outdoor enthusiasts' lives until professional help arrives. Our Survival-Gear TM line comprises over twenty products and focuses on the needs of today's Biker, Hiker, Camper, Fisherman, Skier, Hunter and Mountain Climber. The Road Emergency and Auto-Survival line focuses on the over 300 million registered vehicles in the US and targets the female motorist, a market which comprises over 50% of today's motorists. These two lines comprise over fifteen products aimed at drivers of cars, trucks, SUV's, motorcycles and RV's. We have done extensive market research and development to create these highly innovative products, and are targeting the automotive and RV manufacturers, automotive retailers and distributors along with the Premium and Incentive channels, where these categories have a combined presence of over 400,000 retail outlets. All of our products are contained in custom designed, water resistant carry cases, with every product including either a valuable outdoor survival or road emergency safety tips guide and a personalized emergency medical ID card.

These new product lines will allow us to implement our new business plan, develop new products, not currently available. They will allow us to diversify into new marketing channels and allow us access to a far broader revenue base in an expanding market whose annual volumes are seventy five times larger than the exiting PC-Video gaming arena.

HOT PRODUCTS - E-COMMERCE

To stay abreast of the expanding Internet - E Commerce opportunities, in March 2000 we created and implemented our own E-Commerce web-site. The site was designed not only to expose our new products, but also to utilize the site for International and Domestic account introductions to our products. The site will support all of our new product lines, and as we expand will be used to generate additional sales revenues from consumers unable to purchase our products through the retail channels. We do expect to implement advertising and promotional campaigns to promote the web-site and direct consumers to the site, however, this will be triggered when our cash flows will allow for such expenditures. At this time we are pursuing efforts towards the linking of our site to other affiliated sites on the Internet.

ROYALTY INCOME

We continue to hold numerous technology patents for our multi-media telephony keyboard technologies, which continue to generate quarterly royalty payments from other manufacturers through our royalty contact agreements. We anticipate our royalty income to increase as the Internet market grows, and the demand for more advanced keyboard technology features increase within the OEM channels.

MARKETING

We offer our products to the OEM and corporate segments internationally through a combination of direct sales personnel and independent sales representatives. We have entered into distribution agreements with companies for our NUON product lines who specialize in servicing the retail distribution channel both in the United States and Worldwide.

We  have  written   agreements   with  our  United  States   independent   sales
representatives. Agreements with independent sales representatives have a term of one year, with certain cancellation provisions.

Previously our products were sold in over 25 countries including the United States, Belgium, Germany, France, Italy, Finland, Holland, Switzerland, Turkey, the United Kingdom, Argentina, Brazil, Spain, Hong Kong, Canada, and Russia. For the years ended April 30, 2000 and April 30, 1999, sales in the United States accounted for approximately 73% and 60% respectively, of our consolidated revenue, and sales in Europe accounted for approximately 27% and 40%, respectively, of our consolidated revenue. During August 1999, our UK subsidiary was closed and subsequent sales and marketing efforts have been directed from the United States. Our Hong Kong office has been reduced significantly and remains only to allow us to have a strategic presence in Hong Kong where most of our products are acquired and manufactured.

NEW PRODUCT DEVELOPMENT

During fiscal year ended April 30, 2000 we have developed new products and product lines which focus on the NUON platform for our controller and racing wheel lines. We have also developed over twenty new products for our Road Emergency, Automotive and Outdoor Survival product lines.

During the year ended April 30, 2000 we spent $35,840 in research and development expenses in connection with development of new products which will be marketed during the fiscal year 2001.

SUBSIDIARIES

In August 1999 we closed our subsidiary in the United Kingdom. Since its inception in May 1997 our UK subsidiary has incurred losses of approximately $3,000,000 and sales had declined significantly in the first quarter of fiscal year 2000 and operating costs were not reduced. In August 1999 we ceased operations in our UK subsidiary and relocated the inventory. We entered into a distribution agreement with a company in the UK to manage our European distribution requirements. Assets of the UK subsidiary were sold where possible and inventory either sold or written down to reflect market value.

In June 1998 we opened a wholly owned subsidiary in Hong Kong, and this facility was established to oversee all manufacturing issues of our product. As part of our restructuring efforts this office was closed and all personnel have been terminated or relocated to our U.S. operations.

COMPETITION

The PC and Video Game retail markets in which we operated in the past are highly competitive. The NUON technology is a proprietary platform. Due to the licensed proprietary technology incorporated into NUON peripherals we do not anticipate the same level of competition we have experienced in the past. Our new Automotive and Outdoor Survival Products are unique to the market. We do anticipate competition to increase as the products become popular, however, at this time we can find only one company with similar pre-configured products.

INTELLECTUAL PROPERTY RIGHTS

Although we consider certain of our products to be proprietary, we manufacture certain of our product lines through the assembly of component parts, which are readily available in the world marketplace. There are few barriers preventing others from designing, assembling, or reverse engineering products similar to those we sell, however the logistics involved to design, source, ship and assemble our products is likely to be a deterrent to many.

We compete primarily on the basis of innovation, design, quality, reliability, and the ease of use of our products. We also compete on a value relative to the features matrix, offered by our products. Competitive price reductions may, however, have an adverse effect on our revenue and profitability. See "Special Considerations - Competition" contained in Item 1 of this Report.

Our success is dependent, in part, on our proprietary information, technology and know-how. We also rely on a combination of patents, copyrights, trademarks, trade secrets, and confidentiality agreements to establish and protect our proprietary rights. Despite these efforts, we cannot eliminate the theft, or possibility for competitors or users to copy certain aspects of our products or to obtain information we regard as a trade secret.

In February 1998 the U.S. Patent Office granted numerous patents on the Company's Multimedia-Telephony keyboard technology. We have filed an international patent application designating Europe, Japan, Australia, Canada, Brazil, China, and South Korea. We have finalized license agreements with Maxi
Switch, Silitek and NMB. All are marketers of similar technologies, which infringe on our patent. We have received Royalty revenues and believe we have the potential to generate strong annual revenues for our technology as the demand by corporations to reduce workspace clutter and improve productivity will result in increased demand for keyboards which integrate our technologies. We have entered into two royalty agreements to date, which have generated royalty revenues of approximately $161,000 USD for the year ended April 30, 2000.

Although we believe patent, trade secret, and copyright protection are significant to our competitive position, other factors also exist. Knowledge, ability, and experience of our personnel, our success at new product development, innovation and enhancements, in conjunction with brand name recognition are more significant to our competitive position.

RAW MATERIALS - SUPPLIES - DELIVERY

We receive and inspect finished products and component parts at our U.S facility. We 100% product test every item delivered for compliance with specifications and quality assurance. In the past our profitability has been affected by our inability to receive product in a timely manner due to cash flow and unreliable factory support. The interruption of supply has adversely affected our ability to supply products in a timely manner, which has resulted in significant losses in sales revenues and company profits. We have secured new suppliers for all of our new product lines. Though we cannot be certain there will not be any interruption of future raw materials or deliveries, we do not anticipate this to be a significant issue going forward.

EMPLOYEES

As of April 30, 2000, our United States operation had eight full-time employees. We will require additional personnel over the coming months to allow it the necessary resources to build the new business. None of our employees are represented by a labor union. We believe our employee relations are in good standing. We also are establishing new contracts with independent sales rep organizations for sales of our new products within the U.S. market.

                             SPECIAL CONSIDERATIONS

LIMITED OPERATING HISTORY

We commenced operations in June of 1993 as a producer and marketer of CD-ROM audio cables. In October 1993, we began developing PC multimedia accessory products. In 1996, we entered the computer and video game markets with the introduction of a line of PC and video arcade racing wheels. In Fiscal 2000, we began developing our NUON and Road Emergency and Outdoor Survival Products. Accordingly, there is limited historical financial information about us upon which to base an evaluation of our performance. In addition, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost overruns, uncertain market acceptance, competitive activity and the absence of an operating history. Despite significant obstacles, we have continued operations, and have succeeded in moving forward.. However, there can be no assurance our business will be successful or that we will be able to achieve or maintain profitable operations. See "Business" contained in Item 1 of this Report.

HISTORY OF LOSSES

We have incurred operating losses since inception, and reported net losses of $3,167,373 and $3,255,945 for the years ended April 30, 2000 and April 30, 1999, respectively. As of April 30, 2000, we had an accumulated deficit of over $18,000,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing our product lines, the costs of introducing new products to market, inventory adjustments, and costs associated with the operation of our UK subsidiary. To date, operating revenues have not been sufficient to cover these costs. We had net revenue of $470,982 for the year ended April 30, 2000, a decrease of $2,934,331 over net revenue of approximately $3,405,313 for the year ended April 30, 1999. We reported a net loss for the year ended April 30, 2000. Competitive activities for the last year intensified. There can be no assurance we will generate sufficient operating revenue, expand sales of our products, or control our costs sufficiently to achieve or sustain profitability. At this time, we have reduced operating expenses to the lowest level possible. We continue to explore additional investment opportunities. We believe through our restructuring efforts, reduction in operating costs, creation of our new product direction, and in association with the NUON technology alliance, combined with additional financing, we can prevail in reaching a profitable stage during our next fiscal year.

Our policy has always been to write down, write off and account and report for all obsolete inventories. We have continued to develop new products, at a significant cost to our bottom line. We are utilizing operating capital to fund our legal costs in our efforts against our former accounting firm, Toback CPA's, who we allege, resigned in an untimely manner on September 17, 1997 less than two weeks before our annual 10K was due to be filed with the SEC. As a result of this untimely resignation our 10K was filed late and our shares were subsequently de-listed from the NASDAQ exchange. We are confident we will prevail in this litigation against Toback. We have maintained an open book with industry press releases on all material aspects of our operations, and management knows the two primary roadblocks for us have been our inability to obtain the necessary operating capital when required to ensure its product development, and our inability to receive customer orders and inventory in a timely manner. Had these three elements not been ongoing problems, management knows our operating results would have improved substantially.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

DEPENDENCE ON KEY PERSONNEL: NEED TO ATTRACT NEW PERSONNEL

The loss of the services of James L. Copland, the Company's President, Treasurer, Chairman of the Board and Chief Executive Officer, would have a material adverse effect upon the us. We maintain a five-year employment agreement with Mr. Copland. The agreement includes non-competition and non-solicitation provisions for a 12-month period following termination of employment. Mr. Struthers, our Vice President for the NUON division also maintains a five-year agreement. Ms.. Catherine Copland maintains a three-year agreement. Similar terms and conditions apply for these two individuals. We maintain key man life insurance on Mr. Copland in the amount of $1,000,000. We have assigned seventy five percent of the proceeds of this policy to the estate of the insured, with the remainder in favor of the company. Our success also is dependent on our ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel, an area management feels is vital for our future operating endeavors.

Failure to attract and retain personnel with the requisite expertise or to internally develop personnel with such expertise will adversely affect the prospects of our future success. There can be no assurance we will be able to hire or retain the necessary personnel, however with additional financing and through the industry acceptance of our new line of products, we are confident this will enhance our ability to attract new qualified professionals. See "Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in Item 9 of this Report and "Executive Compensation - Employment Agreements" contained in Item 10 of this Report

RELIANCE UPON MAJOR CUSTOMERS

Two (2) customers were responsible for 23% of our net revenue for the year ended April 30, 2000. The total of these customers for the year ended April 30, 1999 represented 30% of the net revenue.. As we are venturing into a new marketing arena, we are is not able to define at this time, what percentages of new business will come from what percentage of the industry accounts.

DEPENDENCE ON THIRD PARTY SUPPLIERS

We have supply agreements with many of our new suppliers. We have not experienced any material difficulties in obtaining supplies from these new suppliers as with the untimely deliveries of new products from our previous manufacturer. We believe, additional suppliers are identifiable and accept any reduction or interruption in future supply from our suppliers would adversely affect our ability to supply orders in a timely manner. See "Business - Raw Materials and Supplies" contained in Item 1 of this Report.

RISKS ASSOCIATED WITH INTERNATIONAL SALES - CURRENCY FLUCTUATIONS

Expenses from foreign operations are not denominated in U.S. dollars. Expenses denominated in foreign currency accounted for approximately 28% of our expenses for the year ended April 30, 2000, and 36% of our expenses for the year ended April 30, 1999. Our operations abroad expose us to risks such as exposure to currency fluctuations, exchange rates, tariffs and other barriers, differing standards requirements, difficulties in staffing and managing international operations, differing regulatory requirements, potentially adverse tax consequences, and country-specific product requirements. In addition, we are exposed to gains and losses on international currency transactions. Currently, we do not engage in international currency hedging transactions. There can be no assurance that these factors will not have an adverse impact on our future revenue or operating results. See "Business - Marketing" contained in Item 1 of this Report.

SEASONALITY - FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

As new standards or significant new products are introduced in the industry, sales may slow significantly while the market reacts to these factors.
Therefore, our revenue may vary significantly from quarter to quarter. Additional factors which may affect revenue include the timing of customer orders, changes in our product and customer mix, the introduction of new products, pricing pressures, and economic conditions. We also incur significant development, sales, and marketing expenses in anticipation of future sales. If demand for the our products weakens, or if orders are not shipped in any quarter as anticipated, the results of operations for the quarter could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

NEED FOR ADDITIONAL FINANCING - ALLIANCES

Our continued viability will be dependent upon our ability to generate cash from operations or to obtain additional financing sufficient to meet our obligations as they become due. Unless we are able to generate cash from operations sufficient to fund all of our operating needs, we will be required to obtain additional financing. It is currently anticipated we will require additional working capital to continue to fund our operations. Management is actively exploring both debt and equity financing as well as holding discussions with potential merging partners in order to obtain such debt or equity financing. We are actively pursuing additional investment capital, however, there is no assurance management will be able to obtain such financing.

We have a factoring agreement to finance our U.S. receivables through Sun Capital Inc. Our need to factor our receivables is a direct result of a lack of working capital. Such an arrangement is expensive and has an adverse effect on our operational expenses.

LITIGATION

We are currently involved in various legal proceedings. To the extent that these lawsuits requires management time and other resources, results of operations may be negatively impacted. See "Business Legal proceedings" contained in Item 3 of this Report.

LACK OF DIVIDENDS We have never paid any cash dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. Instead, we intend to apply any earnings to the expansion and development of our business.

CHANGE IN CONTROL PROVISIONS

The Arizona General Corporation Law contains provisions, which may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when these attempts may be in the best interests of shareholders.

LIMITED LIABILITY OF COMPANY DIRECTORS

Our Amended and Restated Articles of Incorporation eliminate the personal liability of a director to the Company and its shareholders for monetary damages for breach of fiduciary duty of care as a director, subject to certain exceptions, to the fullest extent allowed by Arizona law. Accordingly, except in such circumstances, our directors will not be liable to the Company or its shareholders for breach of such duty.

POSSIBLE VOLATILITY OF STOCK PRICE

Our Common Stock is traded on the over the counter bulletin board (OTCBB). The trading price of our common stock in the future could be subject to wide fluctuation in response to factors such as technological innovations, new product developments, general trends in the our industry, as well as quarterly variations in our results of operations and market conditions in general. During certain periods, the stock markets have experienced extreme price and volume fluctuations which have particularly affected the market prices for many small companies and, which often have been unrelated to the operating performance of such companies. These broad market fluctuations and other factors may adversely affect the market price of our common stock. See "Market for the Registrant's Common Equity and Related Stockholder Matters" contained in Item 5 of this Report.

PENNY STOCK RULES

Because we are no longer listed on the NASDAQ Small Cap market, our common stock falls within the definition of "penny stock" under the Securities Exchange Act of 1934. Accordingly, brokers engaging in transactions in our common stock are required to provide a customer with risk disclosure documents, disclosure of market quotations, if any, disclosure of compensation of the broker/dealer and the salesperson of the transaction and monthly accounting statements showing the accounts. This de-listing has prohibited us from seeking additional operating capital through traditional channels. These rules create a "less willingness" by brokers to engage in transactions in our securities due to an OTC listing.

SHARES OUTSTANDING

To improve shareholder value, we effected a 1 for 18 stock reverse on April 23, 1999. This, in turn, reduced the number of common "trading shares" to an amount equal to approximately 1.6 million common shares.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

This Report contains various forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this Report, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties, and assumptions, including those identified under "Special Considerations." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors which may have a direct bearing on our results is our ability to meet existing financial obligations in the event of adverse economic conditions, or to obtain additional capital to fund future commitments and expansion, or as it pertains to our relationship with employees.

ITEM 2. FACILITIES

In February 1999 the company relocated its U.S. operations to a facility located in the Scottsdale Airpark in Scottsdale, Arizona. The facility leases approximately 6500 square feet of warehouse space and approximately 2,000 square feet of executive office space for approximately $7,000 per month. The lease expires February 28, 2002. We anticipate our current facilities are sufficient for the short term, however additional office space through new hires will be necessary at that time. To the extent additional warehousing space is required, we intend to lease off-site, short-term storage facilities.

ITEM 3. LEGAL PROCEEDINGS

Pending or Threatened Litigation

A. HOME ARCADE V. THE COMPANY

In September of 1997, Home Arcade filed suit in San Jose, California, against us re a license dispute. We have denied breaching the contract and instructed counsel to vigorously defend the case. Due to the recent filing of the case, counsel has not yet been able to develop an opinion with regard to the timing or likely results of this litigation. However, management believes it has committed no wrongdoing. We are preparing for litigation at this time.

B. THE COMPANY V. TOBACK PC'S & COMPANY

In June 1999 we filed suit against Toback & Company seeking substantial damages for the firms untimely resignation in September of 1997. These actions caused the de-listing of our shares from the NASDAQ Stock Exchange. We allege Toback's actions were premeditated and unnecessary, causing severe damage to the Company. The Company is seeking damages in excess of $15 million against Toback & Company in this regard. The company is confident that it will prevail in its action against Toback & Company.

C. THE COMPANY V. SANTIAGO VILLA

We filed suit against our former landlord seeking to collect approximately $25,000 in escrow funds not disbursed to us when we vacated our former offices. We have received a favorable ruling in arbitration, and feel we will prevail in this litigation.

D. FAC LIMITED

In April of 2000, we filed suit in Hong Kong against a former supplier for the damages arising from his delivery of defective products for which the same supplier would not honor appropriate replacement products. The company is seeking damages in the amount of approximately $50,000 USD, and is confident it will prevail in this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock now trades on the OTC Bulletin board under the symbol "HPIC".

The following table sets forth the quarterly, low bid and high ask prices of our common stock for the calendar periods indicated on the OTC Bulletin Board. (Adjusted for reverse stock split.)

Common Stock
                                                                  Bid      Ask
                                                                  ----     ----
1998
Third Quarter.................................................    1.40     3.37
Fourth Quarter................................................    1.12     2.53

1999
First Quarter.................................................     .84     1.40
Second Quarter................................................     .84     3.59
Third Quarter.................................................     .50     1.16
Fourth Quarter................................................     .38     1.72

2000:
First Quarter.................................................    1.25     2.09
Second Quarter................................................    1.25      .53

Our shares of common stock and are traded on the over the counter market under the symbol "HPIC". See Part I, Item 1 for further discussion. We have never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain any earnings to provide funds for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

During Fiscal 2000, pursuant to a private placement, we sold $709,000, 886,250 shares of unregistered common stock together with 295,418 three-year warrants at the exercise price of $1.00 per share. These issuances were to accredited investors, non-recurring, and privately negotiated.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by King, Weber & Associates, P.C. for the year ended April 30, 2000 and April 30, 1999

                                                         Year Ended April 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Operating Data:
Net sales                                              $  470,982    $3,405,313
Net loss                                               (3,167,373)   (3,255,945)
Loss per share                                         $     0.74    $     2.10
Weighted Average shares outstanding                     4,278,848     1,554,018

                                                                  April 30, 2000
                                                                  --------------
Balance  Sheet Data:
Working capital                                                    $(1,781,172)
Total assets                                                           434,387
Shareholders' deficit                                               (1,536,244)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Hot Products, Inc.com was formed in June 1993. We develop and market a diversified line of products targeted at the NUON enhanced consumer and OEM electronics sector, and a comprehensive line of innovative and professionally designed Road Emergency, Auto-Survival and Outdoor Survival products. We hold patents for our multimedia-telephony keyboard technology which, we license to other major International keyboard manufacturers.

Over the last twelve months we have redirected our product marketing focus towards the new emerging NUON technology for digital DVD players, digital set-top boxes, and digital satellite receivers. We have also developed three new product lines which address the Road Emergency, Auto-Survival and Outdoor Survival categories. During the Fiscal 2000 we elected to exit the consumer retail electronics arena with our old line of racing wheel and accessory products. We have entered into new strategic partnerships and alliances and other co-marketing agreements with companies who service the U.S. retail consumer electronics category. Coupled with these new alliances and in conjunction with our corporate restructuring efforts, we have been able to reduce operating costs and diversity our product lines towards larger revenue bearing markets. With this new diversity and larger market segments we are confident we can reach profitability during our next fiscal year.

In August 1999, we closed our UK subsidiary and consolidated all marketing and sales efforts into our United States operations.

NET SALES

Net sales for the year ended April 30, 2000 were $470,982 compared to $3,405,313 for the year ended April 30, 1999. This decrease, $2,934,331, resulted from a variety of factors. We withdrew, due to increased competition and decreased profitability, from the Christmas 1999 selling season in the PC/Video game retail accessory market. Due to continued poor performance and decreased sales we closed our UK subsidiary after the first quarter of Fiscal 2000. The closing of our UK subsidiary was directly responsible for approximately $1,300,000 of the decrease in net sales. The decrease in net sales represents a transition from our old product lines to our new product lines and new corporate direction. Factors contributing to decreased net sales were increased returns from old retail customers and lower sales prices for older, slow moving inventory.

GROSS PROFIT

Gross profit for the year ended April 30, 2000 was a loss of $95,154 compared to a gross profit of $236,528 for the year ended April 30, 1999. This decrease, $331,682, was a direct result of poor performance of our closed UK subsidiary. $87,106 of the gross loss of $95,154 was a direct result of a first quarter gross loss posted by operations of our UK subsidiary prior to its closing. $8,048 of the gross loss was attributable to our US operations. The gross loss was a direct result of our accelerating depreciation on old tooling, writing down inventories and recognizing reserves on our old product lines and sales category.

SALARIES AND BENEFITS

Salaries and benefits expense for the year ended April 30, 2000 was $1,135,091 compared to $724,519 for the year ended April 30, 1999. This increase is a direct result of severance agreement with UK employees and increased staff required to develop, market, and sell our new product lines.

SELLING AND PROMOTION

Selling and promotion expense for the year ended April 30, 2000 was $327,774 compared to $1,144,462 for the year ended April 30, 1999. This decrease, $816,688, represents a 71% reduction. Promotional expenses were reduced significantly as was trade show and advertising costs. These reductions were a direct result of our change to new product lines and the decision not to enter the Christmas 1999 PC/Video accessory selling season.

OFFICE AND ADMINISTRATION

Office and administrative expenses were $715,270 and $1,629,592 for the years ended April 30, 2000 and April 30, 1999. This represents a decrease of $914,322, or 56%. The decrease was accomplished by significant reductions in all expense categories including telephone, office and internet related expenses. Further decreases are directly related to the closing of our UK subsidiary in August 1999.

RESEARCH AND DEVELOPMENT

Expenditures for research and development showed a decrease to $35,840 for the year ended April 30, 2000 from $53,226 for the year ended April 30, 1999. Costs associated with research and development relate directly to the development of NUON related products and to the development of both our Road Emergency and Survival Gear product lines. During the years ended April 30, 2000 and April 30, 1999 we elected to expense the entire cost of research and development expenditures as incurred. Our expenditures for research and development vary from period to period depending upon the number of new products under development and the stage of development and vary as a percentage of sales depending upon sales achieved in that period.

OTHER INCOME AND EXPENSES

Other expenses were $858,244 for the year ended April 30, 2000 compared to other income of $59,326 for the year ended April 30, 1999. This represents an increase of $917,570. Costs associated with discontinued product lines were $757,727. These one time charges represent costs associated with closure of our UK subsidiary and costs associated with write down on old, slow moving inventory as well as the recognition of bad debts and write-offs of old product line related business. A $402,000 loss was reported on a proposed acquisition. Royalty income increased to $161,411 for the year ended April 30, 2000 from $144,065 for the year ended April 30, 1999. Interest expense and factoring charges decreased to $24,336 for the year ended April 30, 2000 from $198,881 for the year ended April 30, 1999. Other income increased to $160,963 for the year ended April 30, 2000. This amount represents settlements we negotiated on old debts this fiscal year.

NET LOSS

As a result of the factors described above our net loss was $3,167,373 for the year ended April 30, 2000 compared to $3,255,945 for the year ended April 30, 1999. The net loss in the current year is a direct result reduction in sales along with the costs associated our discontinued product lines. Our total operating expenses decreased to $2,213,975 for the year ended April 30, 2000 from $3,551,799 for the year ended April 30, 1999. This decrease of $1,337,824 represents our continued dedication to controlling costs and reducing operating expenses.

Over the past year Management has spent an inordinate amount of time and effort in addressing administrative issues associated with our reorganization and restructuring. We have absorbed costs and taken write-downs to position us for our new direction and a profitable future.

NET LOSS PER SHARE

Net loss per share was $0.74 for the year ended April 30, 2000 compared to $2.10 per share for the year ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit was $1,781,171 for the year ended April 30, 2000 and $390,744 for the year ended April 30, 1999. This decrease is due directly to our net loss for the year ended April 30, 2000. We have been unable to attract additional sources of capital due to our de-listing and must rely on factoring of our accounts receivable which dramatically increase costs and reduces working capital. Over the next twelve months it is anticipated we will require additional working capital to continue to fund our operations. We are actively exploring both debt and equity financing as well as holding discussions with potential merging partners in order to obtain such debt or equity financing. We are actively pursuing additional investment capital, however, there is no assurance management will be able to obtain such financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page F-1 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors and Executive Officers

The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                      Age       Position
----                      ---       --------
James L. Copland           50       President, Treasurer, Chairman of the Board,
                                    and Chief Executive Officer
Catherine Copland          51       Secretary, Director
Steve Deckrow              54       Director
Greg Struthers             46       Director

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

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth all compensation earned by the Company's Chief Executive Officer (the ("Named Officer") for services rendered to the Company during the two preceding fiscal years. No other executive officer of the Company earned more than $90,000 in the prior fiscal years.

                                                        Fiscal        Annual
Name and Principal Position                              Year       Compensation
---------------------------                              ----       ------------
James L. Copland                                         2000        $175,000(1)
President, Treasurer,                                    1999        $150,000
Chairman of the Board, and
Chief Executive Officer

----------
(1) Mr. Copland's annual pay rate is reflected here, however, Mr. Copland has forgone over $51,000 in salary during the current year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of August 5, 2000 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

                                            Number of Shares          Percent
         Name and Address                 Beneficially Owned(1)      of Total(1)
         ----------------                 ---------------------      -----------
James L. and Catherine Copland(2)(3)           3,464,000(3)              38%

Directors and key employees as a group
(four persons)(2)(3)                           3,799,000(3)              42%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended April 30, 2000 our Board of Directors approved the issuance of 1,000,000 common shares valued at $0.375 to the Company's CEO as compensation. An additional 468,750 shares valued at $0.32 were granted to James
L. Copland as a $150,000 bonus. Due to cash flow considerations Mr. Copland declined a cash payment in favor of common stock. .

We believe the forgoing transaction was on terms no less favorable to the Company than could have been obtained from unrelated third parties. We intend to continue to require any future transactions with affiliated parties be on such terms and approved by a majority of the disinterested directors.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit
     Number                          Exhibit
     ------                          -------
     1.3(1)    Form of Underwriter's Warrants
     1.4(1)    Form of Warrant Agreement
     3.1(1)    Restated Articles of Incorporation
     3.2(1)    Bylaws
     4.1(2)    Form of Certificate evidencing shares of Common Stock
     4.2(2)    Form of Certificate evidencing Stock Purchase Warrant
     4.3(2)    Certificate of Designation of Series A Preferred Stock
     4.4(2)    Form of Certificate evidencing Series A Preferred Stock
     10.3      Form of  Employment  Agreement  between  the Company and
               James L. Copland dated July 1, 1997
     21.0(2)   Subsidiaries of the Registrant
     27.0      Financial Data Schedule
----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-96812 LA).
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about April 15, 2000.

     (b) Reports on Form 8-K;

     There have been no reports filed on Form 8-K during the final quarter of fiscal year ended April 30, 2000, the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOT PRODUCTS, INC.COM


Date: August 10, 2000                   /s/ James J. Copland
                                        ----------------------------------------
                                        James L. Copland, Chairman of the Board,
                                        President, Treasurer, Chief Executive
                                        Officer, and Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Title                        Date
---------                                -----                        ----

/s/ James L. Copland        President, Treasurer, Chief          August 10, 2000
------------------------    Executive Officer, and Director
James L. Copland


/s/ Catherine Copland        Assistant Secretary and Director    August 10, 2000
------------------------
Catherine Copland


/s/ Greg Struthers           Director                            August 10, 2000
------------------------
Greg Struthers


/s/ Steve Decrow             Director                            August 10, 2000
------------------------
Steve Decrow


/s/ Rick Greenberg           Director of Finance                 August 10, 2000
------------------------
Rick Greenberg

HOT PRODUCTS, INC.COM

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  APRIL 30, 2000 AND 1999:

     Consolidated Balance Sheet                                             F-2

     Consolidated Statements of Operations                                  F-3

     Consolidated Statements of Comprehensive Income                        F-4

     Consolidated Statements of Stockholders' Deficit                       F-5

     Consolidated Statements of Cash Flows                                  F-6

NOTES TO FINANCIAL STATEMENTS                                               F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Hot Products, Inc.com
Scottsdale, Arizona:

We have audited the consolidated balance sheet of Hot Products, Inc.com (formerly SC&T International, Inc.) and subsidiaries (the "Company"), as of April 30, 2000 and the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for the years ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the statements of operations and cash flows for the year ended March 31, 1999, of SC&T Europe Limited, a wholly owned subsidiary, which statements reflect total assets of $1,280,739 as of March 31, 1999 and total revenues of $1,372,134 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SC&T Europe Limited, is based solely on the report of the other auditors.. The auditors for SC&T Europe Limited issued qualified opinion due to uncertainties regarding the subsidiary's ability to continue as a going concern and lack of evidence that the parent company will provide sufficient financial support.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Products, Inc.com and subsidiaries as of April 30, 2000 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,781,171 at April 30, 2000 and has experienced significant operating losses with uncertain cash flow to service trade debt and operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
July 20, 2000

HOT PRODUCTS, INC.COM

CONSOLIDATED BALANCE SHEET
APRIL 30, 2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     14,751
  Accounts receivable (net of $41,675 allowance)                          1,130
  Inventories                                                           158,977
  Prepaid expenses and other assets                                      14,602
                                                                   ------------
    Total current assets                                                189,460

PROPERTY AND EQUIPMENT, net                                             231,873

OTHER ASSETS                                                             13,054
                                                                   ------------

TOTAL ASSETS                                                       $    434,387
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
  Accounts payable                                                 $  1,308,007
  Accrued liabilities                                                   168,022
  Accrued wages and taxes                                               326,860
  Advance from customer                                                 106,182
  Note payable                                                           50,000
  Capital lease obligations - current portion                            11,560
                                                                   ------------
    Total current liabilities                                         1,970,631

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 33,332,747
    shares authorized, 5,613,439 issued and outstanding                  56,136
  Paid in capital                                                    16,977,192
  Accumulated deficit                                               (18,569,572)
                                                                   ------------
    Total stockholders' deficit                                      (1,536,244)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    434,387
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOT PRODUCTS, INC.COM

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

NET SALES                                            $   470,982    $ 3,405,313

COST OF SALES
  Cost of sales                                          566,136      3,168,785
                                                     -----------    -----------
  Gross profit                                           (95,154)       236,528
                                                     -----------    -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits expense                        1,135,091        724,519
  Selling and promotion expense                          327,774      1,144,462
  Office and administrative expense                      715,270      1,629,592
  Research and development expense                        35,840         53,226
                                                     -----------    -----------
    Total selling, general and
      administrative expenses                         2,213,975      3,551,799
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (2,309,129)    (3,315,271)
                                                     -----------    -----------
OTHER (INCOME) AND EXPENSES
  Interest income                                         (1,566)        (3,915)
  Interest expense and factoring charges                  24,336        198,881
  Royalty income                                        (161,411)      (144,065)
  Gain on disposition of equipment and
   sale lease back                                            --       (110,227)
  Other (income)                                        (160,963)
  Costs associated with discontinued product line        757,727
  Foreign currency gain                                   (1,879)
  Loss on proposed acquis ition                          402,000
                                                     -----------    -----------
    Total other expenses                                 858,244        (59,326)
                                                     -----------    -----------

NET LOSS                                             $(3,167,373)   $(3,255,945)
                                                     ===========    ===========
NET LOSS PER COMMON SHARE
  Basic                                              $     (0.74)   $     (2.10)
                                                     ===========    ===========
  Diluted                                            $     (0.74)   $     (2.10)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                4,278,848      1,554,018
                                                     ===========    ===========
  Diluted                                              4,278,848      1,554,018
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOT PRODUCTS, INC.COM

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       2000            1999
                                                    -----------     -----------

NET LOSS                                            $(3,167,373)    $(3,255,945)

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation adjustments                   --          57,240
                                                    -----------     -----------

      Total Other Comprehensive Income                       --          57,240
                                                    -----------     -----------

COMPREHENSIVE INCOME (LOSS)                         $(3,167,373)    $(3,198,705)
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOT PRODUCTS, INC.COM

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                          Common Stock                 Preferred Stock
                                   ---------------------------   --------------------------
                                      Shares         Amount         Shares        Amount
                                   ------------   ------------   ------------  ------------
BALANCE APRIL 30, 1998               23,153,684   $    231,538          188   $  1,500,002
 Conversion of Series A preferred    2,964,584         29,646         (173)            (2)
 Conversion of Series B preferred   18,000,000        180,000          (15)    (1,500,000)
 Reverse stock split (1 for 18)    (41,667,204)      (416,672)     416,672

 Stock issued for cash                 900,000          9,000      491,000        500,000

 Currency translation

 Net loss                           (3,255,945)    (3,255,945)
                                   ------------   ------------    ---------   ------------
BALANCE APRIL 30, 1999                3,351,064         33,512            0             --

Stock issued as investment
 banking fees                           200,000          2,000
Stock issued as compensation          1,000,000         10,000
Stock issued for cash                 1,062,375         10,624

Currency translation related
 to closed subsidiaries

  Net loss
                                   ------------   ------------    ---------   ------------
BALANCE APRIL 30, 2000                5,613,439   $     56,136            0   $         --
                                   ------------   ------------    ---------   ------------

                                      Additional
                                       Paid-in       Currency       Accumulated
                                       Capital      Translation       Deficit        Total
                                     ------------   ------------    ------------  ------------

BALANCE APRIL 30, 1998               $13,280,027   $ (54,713)     $(12,146,254)   $ 2,810,600
  Conversion of Series A preferred       (29,644)
  Conversion of Series B preferred     1,320,000
  Reverse stock split (1 for 18)

  Stock issued for cash                               57,240                           57,240

  Currency translation

  Net loss
                                     -----------   ---------      ------------     ----------
BALANCE APRIL 30, 1999                15,478,055       2,527       (15,402,199)       111,895


  Stock issued as investment
    banking fees                         400,000                                     402,000
  Stock issued as compensation           365,000                                     375,000
  Stock issued for cash                  734,137                                     744,761

  Currency translation related to
    closed subsidiaries                              (2,527)                          (2,527)

  Net loss                                                          (3,167,373)   (3,167,373)
                                     -----------   ---------      ------------   -----------
BALANCE APRIL 30, 2000               $16,977,192   $      --      $(18,569,572)  $(1,536,244)
                                     -----------   ---------      ------------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOT PRODUCTS, INC.COM

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,167,373)   $(3,255,945)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                          192,805        216,048
  Costs associated with discontinued product line              0
  Stock issued as compensation                           375,000
  Loss on proposed acquisition                           402,000
  Amortization of deferred gain on sale leaseback                      (145,864)
  Loss on disposal of property and equipment              90,744          6,228
  Changes in assets and liabilities:
    Accounts receivable                                  398,970        354,808
    Inventories                                        1,254,092        663,836
    Prepaid expenses and other current assets            175,157        (59,325)
    Other assets                                          10,417        141,317
    Accounts payable                                    (957,682)       959,690
    Accrued liabilities                                  (62,683)        68,853
    Accrued wages and taxes                              300,855
    Advance from customer                                106,182
                                                     -----------    -----------
      Net cash used in operating activities             (881,516)    (1,050,354)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                --         13,486
  Purchase of property and equipment                     (24,721)       (60,591)
                                                     -----------    -----------
      Net cash used in investing activities              (24,721)       (47,105)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                              50,000
  Payment of capital lease obligations                   (12,234)       (10,330)
  Proceeds from issuance of common stock                 744,761        500,000
  Repayments to factor                                   (68,737)       (47,515)
                                                     -----------    -----------
      Net cash provided by financing activities          713,790        442,155
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     942

DECREASE IN CASH AND EQUIVALENTS                        (192,447)      (654,362)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                207,198        861,560
                                                     -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                  $    14,751    $   207,198
                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                      $    24,336    $   196,400
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HOT PRODUCTS, INC.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Hot Products, Inc.com, formerly SC&T International, Inc., (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. In December 1999, due to continued competition and an unprofitable retail market, the Company decided to abandon its previous products and pursue products supporting NUON technology enhanced DVD player and set-top Box segments of the retail OEM channels. The Company's past customers included many of the major electronics retailers in the United States and overseas. In prior years, a substantial portion of the Company's revenue was generated internationally. Wholly owned subsidiaries in the United Kingdom and Hong Kong were closed during the year ended April 30, 2000 (Note 12).

     In addition to new electronic products, the Company commenced development of an entire line of innovative and comprehensive Road Emergency, Automotive Survival and Outdoor Survival products. The new products were not available for sale as of April 30, 2000.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had negative working capital of $1,781,171 at April 30, 2000 and continues to suffer material operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from profitable operations or raise adequate capital to meet its obligations on a timely basis. The Company is attempting to raise equity capital and is pursuing other operating alliances to enhance its sales volume and profitability. However, there can be no assurances that the Company will be successful with these attempts.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts and activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), SC&T Asia, Limited (Hong Kong), SC&T America, Inc. and SC&T Racing Enterprises, Limited. SC&T America, Inc. and SC&T Racing Enterprises, Limited are dormant entities with no material assets or liabilities. SC&T Europe, NV wound up its operations during the ten month period ended April 30, 1998 and the remaining net assets of the Belgium entity were transferred to SC&T Europe, Limited on September 1, 1998. All significant intercompany transactions and balances have been eliminated in consolidation. SC&T Europe, Limited has a fiscal year end of March 31, 1999. The effect of the one month intervening period and the remaining assets and liabilities of the subsidiaries is not material.

     CASH AND CASH EQUIVALENTS includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     INVENTORIES are stated at the lower of cost (first-in, first-out) or market. Allowances are made for returned inventory to reflect estimated net realizable value of those items. Due to the Company's decision to abandon its old product line, the remaining inventory has been written down or written off to reflect current market conditions and net estimated net realizable values.

     PROPERTY  AND  EQUIPMENT  are  recorded  at  cost  and   depreciated  on  a
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet placed in service.

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

RESEARCH AND DEVELOPMENT COSTS FOR NEW PRODUCTS ARE EXPENSED AS INCURRED.

ADVERTISING  COSTS ARE EXPENSED AS INCURRED.  ADVERTISING  EXPENSE FOR THE YEARS
ENDED  APRIL  30,  2000  AND  1999  WAS  APPROXIMATELY   $48,000  AND  $332,000,
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

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, note payable and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

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

     RECLASSIFICATIONS - The financial statements for the prior period have been
     reclassified   to  be  consistent   with  the  2000   financial   statement
     presentation.

3.   INVENTORIES

     Inventories consisted of the following at April 30, 2000:

                    Finished goods - old product line     $  50,000
                    In-transit items                        108,977
                                                          ---------
                    Total inventory                       $ 158,977
                                                          =========

     The Company relies on a limited number of suppliers and one primary manufacturer for the production of its products.. Its main suppliers and manufacturer are located in Hong Kong, China and Taiwan.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at April 30, 2000:

          Office furniture and equipment                     $ 267,851
          Tools, dies and molds                                495,830
          Computer equipment                                   139,307
          Warehouse equipment                                   11,303
                                                             ---------

          Total                                                914,291
          Less accumulated depreciation and amortization       682,418
                                                             ---------

          Property and equipment - net                       $ 231,873
                                                             =========

5.   DISPUTED TRADE ACCOUNT PAYABLE

     The Company is in dispute with a former Asian supplier regarding a payable balance of $805,070 as the Company believes the supplier failed to comply with certain terms of its agreement and failed to meet production obligations. The Company is seeking damages in excess of the recorded liability resulting from production delays. Legal proceedings have not yet commenced. The Company claimed credits from this vendor of $309,270 in the year ended April 30, 2000 based on penalties and provisions in the purchase order agreements.

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

     The Company entered into an agreement with another new factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at April 30, 2000 of $2,828 included in accounts payable represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

6.   NOTE PAYABLE

     The Company has borrowed $50,000 on April 20, 2000 as a bridge loan to be repaid by funds to be received from a private placement of common stock commenced during the year. The note is to be repaid immediately upon receipt of the funds. If the related funds are not received, the note will be converted into stock or an interest bearing note at a rate to be negotiated. The $50,000 balance is outstanding at April 30, 2000.

7.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended April 30, 2000 and 1999, respectively, consisted of the following:

                                                        2000           1999
                                                     -----------    -----------
          Current tax provision (benefit)            $  (944,761)   $(1,370,442)
          Deferred tax provision (benefit)               944,761      1,370,442
                                                     -----------    -----------

          Total income tax provision (benefit)       $       -0-    $       -0-
                                                     ===========    ===========

     There was no deferred tax liability at April 30, 2000. There was a deferred tax asset of $7,515,202 at April 30, 2000, which consisted of the following:

          Net operating loss carryforwards                 $7,284,470
          Allowance for doubtful accounts                      20,514
          Accrued compensation                                107,230
          Inventory reserves                                   54,088
          Property and equipment                               48,900
                                                           ----------
               Subtotal                                     7,515,202

          Valuation allowance                              (7,515,203)
                                                           ----------
               Total                                       $      -0-
                                                           ==========

     Deferred income taxes for the year ended April 30, 2000, primarily relate to temporary differences for the increase in the valuation allowance of $944,761 for the deferred income tax asset related to the net operating loss carryforward plus reversal of temporary differences in the allowances for doubtful accounts and inventory reserves of $2,636.

     The Company files a consolidated income tax return in the United States. There is no effect of foreign income taxes since the foreign subsidiaries incurred operating losses for income tax purposes. Any effect of foreign income taxes would be recognized in the U.S income tax return.

     Net operating loss carryforwards of $17,605,882 expire from 2010 through 2018.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                               1998                     1999
                                                        --------------------     ---------------------
          Federal statutory rates                       $(766,663)       (34)%   $(1,107,021)     (34)%
          State income taxes - net of federal benefit    (180,391)        (8)%      (260,476)      (8)%
          Valuation allowance for operating loss
              carryforwards                               944,761         42%      1,370,441       42%
          Other                                             2,292     (2,944)                       - %
                                                        ---------    -------     -----------    ------
                Effective rate                          $     -0-        -0-%    $       -0-      -0-%
                                                        =========    =======     ===========    ======

8.   LEASES

     OPERATING LEASES

     The Company leases its facilities and certain office equipment under long-term operating leases that expire through February 2002. Rent expense under these leases was approximately $159,000 and $256,000 for the years ended April 30, 2000 and 1999, respectively. Minimum annual lease payments under these agreements are as follows:

               Years ended April 30:
                      2001                                  $  88,045
                      2002                                     73,000
                                                            ---------
                      Total                                 $ 161,045
                                                            =========

     On July 1, 1997, the Company completed a sales-leaseback transaction involving the land and building on which the Company's former headquarters were located. The sales price of the property was $1,500,000 which resulted in a gain of approximately $159,000 that was being deferred and amortized over the lease term. The leaseback was for a ten-year period and granted the Company the right of first refusal to purchase the building. The Company terminated the lease in February 1999 in an agreed-upon settlement with the landlord and moved to new headquarters under a three year lease. The remaining unamortized gain of $145,864 was recognized in 1999 offset by the loss of the security deposits of approximately $38,000.

     CAPITAL LEASES

     The Company leases office and warehouse equipment under capital leases expiring through 2001. Minimum required lease payments under the lease agreements for the years ending April 30 are as follows:

                      2001                                  $  12,504

               Less amount representing interest                  944
                                                            ---------
               Total future minimum lease payments-net      $  11,560
                                                            =========

     Assets capitalized under the capital leases included in property and equipment balances totaled $17,854 (net of accumulated amortization of $25,280) at April 30 2000.

9.   LOSS PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.


                                           Income/Loss                    Shares                Per Share
                                    --------------------------    -----------------------   -----------------
                                       2000           1999          2000          1999       2000       1999
                                    -----------    -----------    ---------     ---------   ------     ------
Net (Loss)                          $(3,167,373)   $(3,255,945)
BASIC (LOSS) EARNINGS PER SHARE:
  Loss available to Common
    Shareholders                    $(3,167,373)   $(3,255,945)   4,278,848     1,554,018   $(0.74)    $(2.10)
EFFECT OF DILUTIVE SECURITIES               N/A            N/A
DILUTED (LOSS) EARNINGS PER SHARE   $(3,167,373)   $(3,255,945)   4,278,848     1,554,018   $(0.74)    $(2.10)

     Common   equivalent   shares  of  2,436,478   stock  options  and  warrants
     outstanding at April 30, 2000, are excluded from the computation because the effect of inclusion would be anti-dilutive.

10.  STOCKHOLDERS' EQUITY

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

     The Company issued 200,000 shares of common stock at $2.01 per share to an investment banking firm during the year ended April 30, 2000 as payment for services in connection with a proposed acquisition which was not completed.

     During the year ended April 30, 2000, the Company's Board of Directors approved the issuance of 1,000,000 common shares valued at $0.375 per share to the Company's CEO as compensation. An additional 468,750 shares valued at $0.32 per share were approved but not issued during the year. The amount of $150,000 is included in accrued wages at April 30, 2000.

     Stock Options and Warrants

     The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in the year ended April 30, 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

          Net Loss - as reported                           $(3,167,373)
          Net Loss - pro forma                             $(3,726,085)
          Loss per share - as reported                     $     (0.74)
          Loss per share - pro forma                       $     (0.87)

     Under the provisions of SFAS No. 123, the number of fully vested options granted of 468,750 options plus 648,500 proportionately vested options for the year ended April 30, 2000, were used to determine net earnings and earnings per share under a pro forma basis. There were 1,143,917 options granted in the year ended April 30, 2000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

          Dividend yield                                        None
          Volatility                                           2.313
          Risk free interest rate                              6.00%
          Expected asset life                                 5 years

     A summary of activity for the Company's stock options and warrants is presented below:

                                                                     Exercise
                    Options                                           Price
                    -------                                         ----------
     Options outstanding at May 1, 1998                  65,556     $     0.06
     Granted                                                  0     $     0.06
     Exercised                                                0
     Terminated/Expired                                 (38,889)    $     0.06
                                                     ----------
     Options outstanding at April 30, 1999               26,667     $     0.06

     Granted                                          1,117,250     $0.65-0.35
     Exercised                                                0
     Terminated/Expired                                  (6,750)    $     0.65
                                                     ----------
     Options outstanding at April 30, 2000            1,137,167     $0.06-0.65
                                                     ==========

     Price per share of options outstanding          $0.06-0.65

     Options exercisable at April 30, 2000              819,667

     Weighted average remaining contractual lives    8.95 years

     Weighted average exercise price of options
      granted                                        $    0.52

     Weighted Average fair value of options
      granted during the year                        $    0.50

     The option amounts and exercise prices have been adjusted to reflect the stock split that occurred in the year ended April 30, 1999.

     The Company has common stock warrants outstanding that were issued in connection with certain equity raises.

                                            Warrants    Price      Expiration
                                            --------    ------     ----------
     Warrants issued in the initial
     public offering                           6,027    $ 0.43      June 2001
                                              28,750    $ 0.35    December 2000

     Issued in private placement in
     the year ended April 30, 1999           600,000    $ 1.50       May 2002
                                             200,001    $ 3.00      June 2002
                                             200,001    $ 5.00     August 2002

     Issued in private placement in
     the year ended April 30, 2000           292,559    $ 1.00    December 2002

12.  DISCONTINUED PRODUCT LINES

     The Company decided to abandon some its previous product lines such as wheels and controllers for personal computer games due to continued competition and an unprofitable retail market during the year ended April 30, 2000. The Company is now focusing on similar products for interactive DVD players and set-top boxes based on Nuon technology. The U.K. and Hong Kong subsidiaries were closed as part of the change. To reflect this change in business strategy, the Company has included a line item "costs associated with discontinued product line" in its Statement of Operations for the year ended April 30, 2000. Included in this category are the following items:

          Write down of inventory to estimated net
            realizable value                                    $ 305,401
          Write down of assets of closed subsidiaries
            and related charges                                   357,439
          Write down of various assets and related charges         94,887
                                                                ---------
                    Total                                       $ 757,727
                                                                =========

     This matter was not accounted for as a disposal or abandonment of a business segment as the Company will remain in the consumer electronics business but will focus on Nuon products.

     The Company has also developed a line of Road Emergency and Outdoor Survival kits which are now ready for marketing. Expenses incurred related to new products have not been significant.

13.  RELATED PARTY TRANSACTIONS

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

14.  CONCENTRATION OF CREDIT RISK

     Two customers were responsible for approximately 23% of the Company's net revenue for the year ended April 30, 2000.

     Three customers were responsible for 9% to 11% each of the Company's net revenue for the year ended April 30, 1999. The total sales to those three customers for the year ended April 30, 1999 represented approximately 30% of the net revenue for the year ended April 30, 1999.

     The Company was purchasing substantially all of its old product lines from one Asian manufacturer. The Company now licenses certain technology (NUON) for one of its product lines from one licensor.

15.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into royalty and license agreements that require minimum payments based on sales. If the Company does not meet those minimum sales amounts in a specified period of time, the minimum royalty or license fee must still be paid. At April 30, 2000, the Company had a minimum license fee to one licensor of $373,000 which is to be paid as the related products are sold.

     The Company wrote off a debt of $140,000 in the year ended April 30, 1999 to a licensor of technology used in some of the Company's products. Management believes that the licensor illegally licensed technology that it did not own. Management does not believe that licensor has a valid claim against the Company and that it actually overpaid the licensor. The Company has not received a demand for payment from the licensor.

     Another licensor has filed a claim that the Company did not purchase a minimum amount of software under a licensing agreement. The balance of software purchases due under the agreement is approximately $40,000. If an agreement is not reached between the parties, the licensor has obtained a $33,000 judgement against the Company.. The Company believes that if the licensor can provide the appropriate software, it will make those purchases.

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

16.  GEOGRAPHIC INFORMATION

     The Company's revenue was generated from sales in two primary geographic regions, the United States and Europe. There were no material operations in the Company's Asian subsidiary. The European operations were based out of the Company's wholly owned subsidiary in the U.K. The Company considers it products to fall within one product line.

     The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

     Net Revenues                         2000         %         1999         %
                                      ------------    ---    ------------    ---
          United States               $    345,839    73%    $  2,033,179    60%
          Europe                           125,143    27%       1,372,134    40%
                                      ------------           ------------
               Total                  $    470,982           $  3,405,313
                                      ============           ============

     Net Loss Before Income Taxes

          United States               $ (2,254,890)   72%    $ (2,170,580)   67%
          Europe                          (870,208)   28%      (1,085,365)   33%
                                           (42,275)
                                      ------------           ------------
                                      $ (3,167,373)          $ (3,225,945)
                                      ============           ============

     Assets

          United States               $    434,387   100%    $  1,447,353    53%
          Europe                                                1,280,092    47%
                                      ------------           ------------
                                      $    434,387           $  2,728,092
                                      ============           ============

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

                                   * * * * * *