Form 10QSB
period 2000-07-31
HOT PRODUCTS INC COM
filed 2000-09-14
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000.
                        Commission File Number: 0-27382.

                              HOT PRODUCTS, INC.COM
            --------------------------------------------------------
           (Exact name of small business as specified in its charter)


          Arizona                                             86-0737579
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification)
 incorporation or organization)


                 7625 E. Redfield Rd., Scottsdale, Arizona 85260
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (480) 368-9490
                   -------------------------------------------
              (Registrant's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of September 8, 2000 latest practicable date: 5,613,439 shares of Common Stock, par value $0.01 per share.

  Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              HOT PRODUCTS, INC.COM
                                 AND SUBSIDIARY

                                                                           Page
                                                                           ----
PART I FINANCIAL INFORMATION

Item 1 Financial Information

       Consolidated Balance Sheet as of July 31, 2000                       3

       Consolidated Statements of Operations for the Three Months
        Ended July 31, 2000 and July 31, 1999                               4

       Consolidated Statements of Cash Flows for the Three Months
        Ended July 31, 2000 and July 31, 1999                               5

       Notes to Consolidated Financial Statements                           6

Item 2 Management's Discussion and Analysis                                 7

PART II OTHER INFORMATION

Item 1 Litigation                                                          11

Item 2 Change in Securities                                                12

Item 3 Defaults Upon Senior Securities                                     12

Item 4 Submission of Matters to a Vote of Security-Holders                 12

Item 5 Other Information                                                   12

Item 6 Exhibits & Reports on Form 8-K                                      12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 2000
                                   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $      2,834
  Accounts receivable (net of $44,950 allowance)                        122,649
  Inventories                                                           269,353
  Prepaid expenses                                                       30,392
                                                                   ------------
     Total current assets                                               425,228

PROPERTY AND EQUIPMENT, net                                             201,566

OTHER ASSETS                                                             12,654
                                                                   ------------

TOTAL ASSETS                                                       $    639,448
                                                                   ============

LIABITITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    573,856
  Accrued liabilities                                                   410,365
  Notes Payable - Short-term                                             97,500
  Capital lease obligations - current portion                             9,403
                                                                   ------------
     Total current liabilities                                        1,091,124

DISPUTED LIABILITIES                                                    918,139
LONG-TERM NOTES PAYABLE                                                 150,000
                                                                   ------------

     Total liabilities                                                2,159,263
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747 shares authorized,
   5,613,539 issued and outstanding                                      56,135
  Paid in capital                                                    16,977,193
  Accumulated deficit                                               (18,553,143)
                                                                   ------------
     Total stockholders' equity                                      (1,519,815)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    639,448
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999
                                   (Unaudited)

                                                                 2000             1999
                                                             -----------      -----------
NET SALES and ROYALTY REVENUES                               $   417,568      $   296,782

COST OF SALES                                                    132,818          287,522
                                                             -----------      -----------

      Gross profit                                               284,750            9,260
                                                             -----------      -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Salaries and benefits expense                                  122,006          244,142
  Selling and promotion expense                                   16,620          119,069
  Office and administrative expense                              142,228          234,579
  Research and development expense                                14,064              214
                                                             -----------      -----------
      Total selling, general and administrative expenses         294,918          598,004
                                                             -----------      -----------

LOSS FROM OPERATIONS                                             (10,168)        (588,744)
                                                             -----------      -----------
OTHER INCOME AND (EXPENSES)
  Loss on Proposed Acquisition                                         0         (402,000)
  Interest income                                                      0              835
  Interest expense and factoring charges                            (633)          (7,393)
  Other income                                                    27,231            8,479
                                                             -----------      -----------

      Total other Income/(Expense)                                26,598         (400,079)
                                                             -----------      -----------

NET INCOME/(LOSS)                                            $    16,430      $  (988,823)
                                                             ===========      ===========

Basic income (loss) per share                                          *      $     (0.28)
                                                             ===========      ===========

Diluted income (loss) per share                                        *      $     (0.28)
                                                             ===========      ===========

Weighted average shares outstanding - Basic                    5,613,539        3,551,064
                                                             ===========      ===========

Weighted average shares outstanding - Diluted                  5,647,761        3,551,064
                                                             ===========      ===========

* less than $0.01

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999
                                   (Unaudited)

                                                                  2000            1999
                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(loss)                                             $  16,430      ($988,823)
  Adjustments to reconcile net income (loss) to net
   Cash provided by operating activities:
   Depreciation and amortization                                   36,350         44,410
   Non cash expenses                                                    0         10,000
   Changes in assets and liabilities:
    Accounts receivable                                          (121,519)       204,308
    Inventories                                                  (110,376)       282,362
    Prepaid expenses and other current assets                     (15,790)        87,034
    Other assets                                                     (400)       (24,258)
    Advances From Customer                                       (106,182)             0
    Accounts payable                                              183,988       (165,702)
    Accrued liabilities                                           (84,508)        24,961
                                                                ---------      ---------
        Net cash (used in) provided by operating activities      (202,007)      (525,708)
                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (5,243)       (19,100)
                                                                ---------      ---------
        Net cash (used in) provided by investing activities        (5,243)       (19,100)
                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loss on Proposed Acquisition                                          0        402,000
  Currency translation                                                  0           (649)
  Payment of capital lease obligations                             (2,167)        (2,867)
  Proceeds from notes payable                                     197,500        (40,109)
                                                                ---------      ---------
        Net cash (used in) provided by financing activities       195,333        358,375
                                                                ---------      ---------

DECREASE IN CASH AND EQUIVALENTS                                  (11,917)      (186,433)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          14,751        207,198
                                                                ---------      ---------

CASH AND EQUIVALENTS, END OF PERIOD                             $   2,834      $  20,765
                                                                =========      =========

   The accompanying notes are an integral part of these financial statements T

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. INTERIM REPORTING

The accompanying unaudited Consolidated Financial Statements for Hot Products inc.com, have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended July 31,2000 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2001.

COMMON STOCK

The Company's shares of common stock are traded under the symbol HPIC on the bulletin board market. The Company has completed and filed its 10K report for the year ended April 30,2000.

II. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION - The consolidated financial statements include the accounts and activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), and SC&T Asia, Limited (Hong Kong). All significant inter-company transactions and balances have been eliminated in consolidation.

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

REVENUE RECOGNITION - The Company recognizes revenue when the product is shipped. The Company provides an allowance to reflect estimated returns of product from customers and warranty costs. The Company receives royalty revenues on a regular quarterly basis and recognizes this revenue when received.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10SB that are not purely historical are forward-looking statements WITHIN the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding our "expectations", "anticipation," "intentions," "beliefs," or "strategies," regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 2001 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statement. It is important to note our actual results could differ materially from those in such forward-looking statements.

OVERVIEW

In mid 1999 our management made the crucial decision to exit the PC and Video gaming retail arena, in which we had been involved for the previous five years. We did not have adequate capital to properly compete within the channel.

The decision was made so we could focus on higher growth and new product marketing opportunities, in an effort to strengthen our operations and to achieve profitability. We created an independent division in support of the NUON platform, a proprietary new technology for DVD players and Set-Top Converter boxes. We also identified three major market opportunities, the Road Emergency, Automotive Survival, and Outdoor Survival categories. As previously reported, we changed our corporate name to Hot Products Inc.com to better emphasize our new product direction, and our planned entry into the Internet E-Commerce arena.

From mid 1999 through July 2000, our engineering efforts resulted in the first two new products for our NUON Division. We have an additional six in the development process, set for introduction over the next four to nine months. We have also completed product development for our new line of Road Emergency, Automotive Survival and Outdoor Survival products, which boast a combined assortment of over twenty five products.

We commenced national account presentations for our new product line in June of this year and the response has been very positive. The global automotive after market category has annual revenues of over $ 250 billion, with the U.S.. market accounting for over $150 billion itself. The DVD player and (residential-and hotel cable boxes) Set-Top Converter box arena will fast become a market of equal annual revenues, and it is hoped the NUON technology will be found in over thirty five percent of all DVD players and Set-Top boxes sold. We have significant future expectations for this new technology arena.

Over the past year we have dramatically downsized and reduced our operational costs. Coupled with our new product development and marketing redirections, we have succeeded in reporting a profitable first quarter for this fiscal year. Management is confident our prior decision to redirect our corporate focus was correct and our future performance capabilities will remain positive.

We feel our first quarter performance clearly demonstrates our new programs, diversified product mix, and new business model are working. Our first quarter results illustrate our efforts are succeeding in our goal for profitability.

OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED JULY 31, 2000 AND 1999.

NET SALES AND ROYALTY REVENUES

Net sales and royalty revenues for the three months ended July 31, 2000 increased $120,786, 41%, to $417,568 compared to $296,782 for the three months ended July 31,1999. This increase in sales is attributed directly to our initial NUON product sale of $311,800. This sale represents our first NUON related product sale to Samsung Electronics for our NUON SNS 2000 controller. Sales for old PC/Video gaming product accounted for $68,103 of total sales for the period compared to $260,394 for the three months ended July 31, 1999. Royalty revenue from our keyboard patents accounted for $36,945 for the three months ended July 31, 2000 compared to $36,388 for the three months ended July 31, 1999.

GROSS PROFIT

Our gross profit for the three months ended July 31, 2000 was $284,750 in contrast to a gross profit of $9,260 for the three months ended July 31, 1999. The increase in gross profit, $275,490 is directly attributable to new NUON products with larger gross margins and decreased cost of sales. Costs associated with our U.S. operations have been reduced and efficiencies realized. Gross profit margins are affected by several factors, including the product mix between our products. We anticipate new products will initially sell at higher gross profit margins. However, there can be no assurance higher margins will be maintained over the life of the product. Our NUON products are under a proprietary licensing agreement from VM Labs, Inc., the developer of the technology, and should help to sustain higher margins.

PAYROLL AND PAYROLL TAXES

Our payroll and benefits expense decreased to $122,006 for the three months ended July 31, 2000 from $244,142 for the three months ended July 31, 1999. This reduction represents a 50% reduction in salaries and related expenses. $103,000 of this reduction is directly attributed to the closing of our UK subsidiary. We have continued to reduce personnel while increasing employee productivity. We are required to employ a base staff of qualified personnel to maintain our operations. We have developed a base staff of dedicated and motivated employees, however, for us to have continued profitable quarterly results our employee base must increase. We are carefully planning for expansion, and when the sales volume increases we will institute a plan of hiring which will allow for growth and not burden our margins or threaten our profitability.

SELLING AND PROMOTION

Our selling and promotion expenses decreased to $16,620 for the three months ended July 31, 2000 from $119,069 for the three months ended July 31,1999. This decrease, $102,449, is a direct result of the change in our business model. We have not fully ramped-up our promotional efforts for our new Road-Emergency, Auto and Outddor Survival lines. $31,816 of the decrease is directly attributed to the closing of our UK subsidiary and the related cost efficiencies.

OFFICE AND ADMINISTRATION

Office and administrative expenses for the three months ended July 31, 2000 were $142,228 compared to $234,579 for the three months ended July 31,1999. This reduction of $92,351, 39%, is attributed directly to cost reductions of which $65,000 was due to the closing of our UK subsidiary. We have incurred extra ordinary legal costs of over $75,000 directly related to our litigation efforts against our former accounting firm, Toback CPA's.

RESEARCH, DEVELOPMENT

Expenses related to research and development were $14,064 for the three months ended July 31, 2000 compared to $214 for the three month period ended July 31, 1999. This increase of $13,850 is directly related to the development of our new product lines.

OTHER INCOME/EXPENSE

Other income increased to approximately $26,598 for the three months ended July 31, 2000 from other expense of $400,079 for the same period ended July 31, 1999. $25,000 of this increase from the legal settlement from the lawsuit against our former landlord.

NET INCOME/(LOSS)

Net Income for the three months ended July 31, 2000 was $16,430 compared to a net loss of $988,823 for the three months ended July 31, 1999. This is a significant improvement for us. Total operating expenses for the three months ended July 31, 2000 were $294,918 compared to $598,004 for the three months ended July 31, 1999. This represents a decrease of 50% for the three months ended July 31, 2000 from the same period ended July 31, 1999. Revenues from high margin NUON products, strict cost controls, and the closing of our UK subsidiary were strong contributing factors for our quarterly profit. Our quarterly profit would have been much higher had it not been for the extra ordinary litigation costs associated with our litigation efforts against our former accounting firm. We are currently funding our lawsuit from current operations and we are very confident we will prevail in our action.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased to $665,896 for the three months ended July 31, 2000 from a deficit of $975,374 for the three months ended July 31, 1999. This decrease is due directly to our net income for the period, cost reduction programs, and the closing of our UK subsidiary.. We are required to pay the costs of stocking, assembling and warehousing inventory prior to receiving orders and payments from our customers. Typically our customers do not pay us for our products until approximately 30 to 60 days following delivery and billing. As a result, the receipt of cash from our operations typically lags substantially behind the payment of the costs for purchase and delivery of our products. We have been able to secure short-term notes payable to help relieve the cash-flow burden we have experienced. The effects of our 1997 de-listing by the NASDAQ continue to impact our ability to attract the additional capital we require. As such, we must rely on financing elements which include the factoring of our accounts receivable.. This form of financing dramatically increases costs, reduces working capital and profits.

To fully implement our new business model we will require working capital to complete inventory procurement, implement, and support a complete a national marketing and sales campaign to introduce our new product lines. In addition to these marketing costs there is substantial research and development costs which we will need to complete and fully capitalize on our numerous exclusive marketing agreements in support of the NUON technology platform.

BUSINESS OUTLOOK AND RISK FACTORS

HPI OUTLOOK

We are optimistic about our future revenue opportunities. We have created a significant line of comprehensive and professionally designed products that are being well received within the channel. We have received approval from Toyota Motor Sales U.S.A Inc., for the distribution of our Road Emergency and Auto-Survival products to its entire U.S. dealer network., which will be offered handled through Toyota's distribution partner, Warren Distribution. We are in ongoing discussions with other major national retailers and automotive OEM and after market companies, within the North American market, who have shown a serious interest in our new products.

We are proceeding with the recruitment of an industry veteran who will be our new Director of Sales for the automotive division. We hope, in conjunction with this new hire, we will also have some 25 professional automotive sales representatives promoting our line by the end of October 2000. We have made a significant investment in exhibit space to attend this year's AAPEX Automotive After Market trade show in Las Vegas. This is the world's largest such show, which is held annually from October 31 to November 3rd.. We have also committed to a pre APPEX show trade advertising campaign which commences in September 2000 and will run through the November time frame. We expect this campaign to expose our entire line of products to the industry, and to all attendees of the APPEX show. The NUON division has done well by first securing an OEM order from Samsung Electronics who will package an HPI NUON controller into all of its initial Extiva DVD players shipped into the U.S. market this Fall. Our NUON division will also be introducing its first two NUON enhanced controller products directly into the U.S. retail channel in time for this Fall's Christmas selling season.

With the introduction by Samsung and Toshiba of their first generation NUON enhanced DVD Players into the U.S. marketplace, we expect the NUON "buzz" to rapidly escalate throughout the retail and consumer rank and file. We also believe our first two controller products will be the first NUON controllers to hit the retail channel. We have six more products scheduled for delivery over the next 6-9 months. We are fully prepared to be ready with existing and new products when the European market receives its initial shipments of NUON DVD players planned for January 2001. We continue to develop our OEM channel business and hopes to release exciting news within this channel over the next 60
- 90 days.

Management is confident we will expand our current product marketing parameters, by achieving unique private labeling alliances with major corporations. Coupled with increased sales expectations for all product lines, especially from the emerging NUON arena. We feel these efforts will significantly improve shareholder value through increased revenues. We feel we will attain our 1997 revenue level of over $7,000,000, we reached before our de-listing occurred, enabling us to reach our goal of profitability during this Fiscal Year 2001.

RISK FACTORS

Through our restructuring, product marketing redirection, coupled with our numerous OEM strategic alliances, we feel we are better protected against the traditional risks and competitive factors. We openly admit risks do exist, however, not to the same degree which confronted our previous business model.

With respect to our NUON division and our alliance with the developers of the technology, VM Labs Inc. We have a "strategic license agreement" to develop and market products which incorporate a "proprietary" technology. Unlike the PC and Video gaming arena, where virtually every manufacturer can market PC, Sony, Nintendo or Sega peripherals, for a fee, only vendors who are approved as licensed partners by VM Labs, have access to the NUON ASIC chip technology. The NUON ASIC chip technology is necessary to manufacture NUON accessory or peripheral products, which carries is a significant marketing advantage for all NUON partners.

Concerning our Road Emergency, Auto and Outdoor Survival categories, our best defense involved the extensive research & development, resulting in an entire line of "pre-kited" products. We have taken all of the guesswork out of what is necessary for consumers to have on-board for any road or survival situation. The products are high quality, professionally crafted products. No competitive products currently exist that come close to the caliber of products provided, and in the Automotive and Outdoor Survival arena's no "pre-kited" products exist anywhere at retail. We have done our research by developing products that are user friendly, eliminate hazardous materials, include valuable emergency and survival tips guides and are designed to enhance motorist safety and sustain life until professional help arrives. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a full years head start and already have many new products in the pipeline, planned for introduction.

We believe our primary risk factors will focus on our ability to receive product deliveries in a timely manner, secure the ongoing finances for required inventories, and to maintain an aggressive R & D program to stay ahead of the pack.

We feel, based on the size of the U.S. Automotive After Market channel, which currently exceeds $150 billion in annual revenues, we have a very good chance of establishing Hot Products inc.com as the premier provider of superior Road Emergency and Auto-Survival products.

                           PART II - OTHER INFORMATION

ITEM 1. LITIGATION

PENDING OR THREATENED LITIGATION

The Company v. Santiago Villa

Hot Products, Inc.com filed against its former landlord seeking to collect approximately $25,000 in escrow funds not disbursed to us when we vacated our former offices. We were successful in this action and received a cash settlement of $25,000 in July 2000.

The Company v. Toback & Company

In June of 1999 we filed suit against Toback & Company seeking substantial damages for the firm's untimely resignation in September of 1997. These actions caused the de-listing of our shares from the NASDAQ Stock Exchange. We allege Toback's actions were premeditated and unnecessary, causing severe damage to our Company and all its shareholders. We are seeking damages against Toback & Company in this regard. We believe we will prevail in our action. We have changed our legal representation in this matter to a new firm - Slutes, Saktison, Grant & Hill, P.C.

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

                                            HOT PRODUCTS, INC.COM

     SIGNATURE                         CAPACITY                       DATE
     ---------                         --------                       ----

/s/ James Copland              Chairman of the Board           September 8, 2000
---------------------------    and Chief Executive Officer
    James Copland


/s/ Rick S. Greenberg          Director of Finance             September 8, 2000
---------------------------
    Rick S. Greenberg