Form 10QSB
period 2000-10-31
HOT PRODUCTS INC COM
filed 2000-12-15
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

                        Commission File Number: 0-27382


                              HOT PRODUCTS, INC.COM
                 ----------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of December 12, 2000 latest practicable date: 5,613,439 shares of Common Stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                              HOT PRODUCTS, INC.COM
                                 AND SUBSIDIARY



                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Information

        Consolidated Balance Sheet as of October 31, 2000                  3

        Consolidated Statements of Operations for the Three and
        Six Months Ended October 31, 2000 and October 31, 1999             4

        Consolidated Statements of Cash Flows for the Six Months
        Ended October 31, 2000 and October 31, 1999                        5

        Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis                               7

PART II. OTHER INFORMATION

Item 1. Litigation                                                         11

Item 2. Change in Securities                                               12

Item 3. Defaults Upon Senior Securities                                    12

Item 4. Submission of Matters to a Vote of Security-Holders                12

Item 5. Other Information                                                  12

Item 6. Exhibits & Reports on Form 8-K                                     12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                    OCTOBER 31,
                                                                       2000
                                                                   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $     12,639
  Accounts receivable (net of $44,950 allowance)                         71,722
  Inventories                                                           359,230
  Prepaid expenses and other assets                                      28,492
                                                                   ------------
       Total current assets                                             472,083

PROPERTY AND EQUIPMENT, net                                             166,016

OTHER ASSETS                                                             32,243
                                                                   ------------

TOTAL ASSETS                                                       $    670,342
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    372,696
  Accrued liabilities and Customer Deposits                             448,254
  Capital lease obligations - current portion                             4,398
                                                                   ------------
       Total current liabilities                                        825,348

Contingent Liabilities and Disputed Payables                          1,143,057
Notes Payable                                                           514,000
                                                                   ------------

       TOTAL LIABILITIES                                              2,482,405
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747 shares authorized,
   5,613,539 issued and outstanding                                      56,135
  Paid in capital                                                    16,967,193
  Accumulated deficit                                               (18,835,391)
                                                                   ------------
       TOTAL STOCKHOLDERS' EQUITY                                    (1,812,063)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    670,342
                                                                   ============

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 OCTOBER 31,                         OCTOBER 31,
                                                        -----------------------------       -----------------------------
                                                            2000              1999              2000              1999
                                                        -----------       -----------       -----------       -----------
NET SALES and ROYALTY REVENUES                          $    93,830       $    84,913       $   511,397       $   382,280
COST OF SALES                                                30,423            37,758           135,791           325,342
                                                        -----------       -----------       -----------       -----------

   Gross profit                                              63,407            47,155           375,606            56,938
                                                        -----------       -----------       -----------       -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 Salaries and benefits expense                               73,876            44,374           191,774           288,516
 Selling and promotion expense                               88,140            57,010            97,772           176,079
 Office and administrative                                  154,738           117,351           335,211           351,930
 Research and development expense                            23,982             2,937            38,046             3,151
                                                        -----------       -----------       -----------       -----------
Total selling, general and administrative expenses          340,736           221,672           662,803           819,676
                                                        -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                                       (277,329)         (174,517)         (287,197)         (762,738)
                                                        -----------       -----------       -----------       -----------
OTHER (INCOME) AND EXPENSES
 Loss On Proposed Acquisition                                                                                     402,000
 Interest income                                                                                                     (797)
 Interest expense and factoring charges                       5,662             4,924             6,591            12,278
 Other income                                                  (733)          (26,799)          (27,969)          (35,277)
                                                        -----------       -----------       -----------       -----------

Total other (income)/expense                                  4,929           (21,875)          (21,378)          378,204
                                                        -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                       $  (282,258)      $  (152,642)      $  (265,819)      $(1,140,942)
                                                        ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE                               $     (0.05)      $     (0.03)      $     (0.04)      $     (0.34)
                                                        ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic        5,613,539         3,351,064         5,613,539         3,351,064
                                                        ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                           OCTOBER 31,
                                                                  ------------------------------
                                                                      2000               1999
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (265,819)       $(1,140,942)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                        71,910             88,820
  Non cash expenses                                                     9,351
  Changes in assets and liabilities:
    Accounts receivable                                               (51,539)           210,007
    Inventories                                                      (200,253)           370,971
    Prepaid expenses and other current assets                         (13,890)            88,605
    Other assets                                                      (19,190)           (23,647)
    Accounts payable                                                  177,884           (113,562)
    Accrued liabilities and Customer Deposits                        (152,810)           (22,812)
                                                                  -----------        -----------
        Net cash (used in) provided by operating activities          (453,707)          (533,209)
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (5,243)           (19,638)
                                                                  -----------        -----------
        Net cash (used in) provided by investing activities            (5,243)           (19,638)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loss on Proposed Acquisition                                                           402,000
  Proceeds from Notes Payable                                         464,000
  Payment of capital lease obligations                                 (7,162)            (7,070)
  Advances from (repayments to) factor                                                   (48,708)
                                                                  -----------        -----------
        Net cash (used in) provided by financing activities           456,838            346,222
                                                                  -----------        -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (2,112)          (206,625)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                              14,751            207,198
                                                                  -----------        -----------

CASH AND EQUIVALENTS, END OF PERIOD                               $    12,639        $       573
                                                                  ===========        ===========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.  INTERIM REPORTING

    The  accompanying   unaudited  Consolidated  Financial  Statements  for  Hot
    Products  inc.com  have  been  prepared  in  accordance  with the  generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended October 31,2000 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2001.

    COMMON STOCK

    Our shares of common stock are traded under the symbol HPIC on the bulletin board market. We have completed and filed its 10K report for the year ended April 30,2000.

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

    REVENUE RECOGNITION - We recognize revenue when the product is shipped. We provide an allowance to reflect estimated returns of product from customers and warranty costs. We receive royalty revenues on a regular quarterly basis and recognize this revenue when received.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10SB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding our "expectations", "anticipation", "intentions," "beliefs", or "strategies", regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 2001 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statement. It is important to note our actual results could differ materially from those in such forward-looking statements.

OVERVIEW

In mid 1999 our management made the crucial decision to exit the PC and Video gaming retail arena, in which we had been involved for the previous five years. We did not have adequate capital to properly compete within the channel. We also changed our corporate name to Hot Products Inc.com to better emphasize our new product direction, towards unique, innovative and HOT new products, coupled with our planned entry into the Internet E-Commerce arena.

The decision was made so we could focus on higher growth and new product marketing opportunities, so we could strengthen our operations and achieve profitability. We also identified three major new market opportunities, Road Emergency, (including a very unique line of 12 V DC battery charging products)
Automotive Survival, and Outdoor Survival categories, of which the U.S. automotive after-market alone accounts for over $150 billion in annual revenues.

Based on our strong beliefs that the NUON technology platform, developed by VM Labs Inc., would be a "home run" in the OEM and Retail markets, we created an independent sales and marketing division in support of the dynamic new proprietary technology platform which is designed to enhance the entertainment value for both DVD players and Set-Top Converter boxes. The DVD player and (residential-hotel cable boxes) Set-Top Converter box arena will fast become a market of equal proportions to the automotive after-market. HPI believes that over the next 3-5 years that the NUON technology will be found in over thirty five percent of all DVD players sold, and over 60% of all Set-Top boxes shipped. We have significant future expectations for this new technology arena, and are aggressively supporting development of numerous peripheral products.

Over the past year we have continued to cut costs and reduce operational expenses. Coupled with our new product development and marketing redirections, we have succeeded in reporting a profitable first quarter for this fiscal year, however, due to our inability to secure inventory in a timely manner for the Fall selling season will report a loss for this quarter. Our management feels strongly that it will improve its performance and record a profit for its third quarter. Our management is confident calendar year 2001 could represent our best performing year since inception, as our new products are being well received in the marketplace, and the NUON technology, in DVD players offered by Samsung and Toshiba commenced retail shipments into the U.S. market during the October November time frame.

OPERATING RESULTS FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2000 AND 1999.

NET SALES AND ROYALTY REVENUES

Net sales and royalty revenues for the three months ended October 31, 2000 increased $8,971 to $93,830 compared to $84,913 for the three months ended October 31,1999. Sales for the six months ended October 31, 2000 increased $129,117 to $511,397 from $382,280 for the same period ended October 31, 1999. The increase in sales for the three months ended October 31, 2000 is attributed to sales of old line products at discounts and an increase in Royalties received. The increase in sales for the six months ended October 31, 2000 is attributed directly to our initial NUON product sale of $311,800. This sale represents our first NUON related product sale to Samsung Electronics for our NUON SNS 2000 controller.

GROSS PROFIT

Our gross profit for the three months ended October 31, 2000 was $63,407 in contrast to a gross profit of $47,155 for the three months ended October 31, 1999. The increase in gross profit, $16,252 is directly attributable to decreased costs and higher profit margins on new line products.. Costs associated with our U.S. operations have been reduced and efficiencies realized. Gross profit margins are affected by several factors, including the product mix between our products. We anticipate new products will initially sell at higher gross profit margins. However, there can be no assurance higher margins will be maintained over the life of the product. Our NUON products are under a proprietary licensing agreement from VM Labs, Inc., the developer of the technology, and should help to sustain higher margins.

PAYROLL AND PAYROLL TAXES

Our payroll and benefits expense increased to $73,876 for the three months ended October 31, 2000 compared to $44,374 for the three months ended October 31, 1999. This increase in salaries and related expenses can be attributed to an increase in staff to support new product lines and procurement of new products. For the six month period ended October 31, 2000 payroll and related expenses showed a decrease of $96,742 from the same period ended October 31, 1999, $191,774 compared to $288,516. We are required to employ a base staff of qualified personnel to maintain our operations. We have developed a base staff of dedicated and motivated employees, however, for us to have continued profitable quarterly results our employee base must increase. We are carefully planning for expansion, and when the sales volume increases we will institute a plan of hiring which will allow for growth and not burden our margins or threaten our profitability.

SELLING AND PROMOTION

Our selling and promotion expenses increased to $88,140 for the three months ended October 31, 2000 from $57,010 for the same period ended October 31,1999. This increase, $31,130, is a direct result of the change in our business model. We have ramped-up our promotional efforts for our new Road-Emergency, Auto and Outdoor Survival lines. For the six months ended October 31, 2000 selling and promotional expenses showed a substantial decrease of $78,307, $97,772 for the six months ended October 31, 2000 compared to $176,079 for the same six month period ended October 31, 1999.

OFFICE AND ADMINISTRATION

Office and administrative expenses for the three months ended October 31, 2000 were $154,738 compared to $117,351 for the three months ended October 31,1999. This increase of $37,387 is attributed directly to extraordinary legal costs directly related to our litigation efforts against our former accounting firm, Toback CPA's. Efficiencies and cost reductions in all categories of expenses, other than legal, has resulted in a reduction of $16,719 for Office and administrative expenses for the six months ended October 31, 2000 compared to the same period ended October 31, 1999.

RESEARCH, DEVELOPMENT

Expenses related to research and development were $23,982 for the three months ended October 31, 2000 compared to $2,937 for the three month period ended October 31, 1999. This increase of $21,045 is directly related to the development of our new product lines. For the six months ended October 31, 2000 Research and development expenses increased $34,895, to $38,046 from $3,151 for the same period ended October 31, 1999. Costs associated with the development of new products for all product lines resulted in the increase.

OTHER INCOME/EXPENSE

Other expense increased to approximately $4,929 for the three months ended October 31, 2000 from other income of $21,875 for the same period ended October 31, 1999. For the six months ended October 31, 2000 other income was $21,378 compared to other expense of $378,204 for the same period ended October 31, 1999.

NET INCOME/(LOSS)

Net loss for the three months ended October 31, 2000 was $282,258 compared to a net loss of $152,642 for the three months ended October 31, 1999. Total operating expenses for the three months ended October 31, 2000 were $340,736 compared to $221,672 for the three months ended October 31, 1999. This represents an increase of $119,064 for the three months ended October 31, 2000 from the same period ended October 31, 1999. Total operating expenses would have been lower had it not been for the extra ordinary litigation costs associated with our litigation efforts against our former accounting firm. We are currently funding our lawsuit from current operations and we are very confident we will prevail in our action.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital deficit decreased to $493,952 for the three months ended October 31, 2000 from a deficit of $1,087,211 for the three months ended October 31, 1999. This decrease is due directly to our cost reduction programs, and the closing of our UK subsidiary. During this quarter we completed a funding program which consists of a convertible debt instrument for $400,000. The note has an eighteen (18) month term and carry's a 9% interest rate. The convertible feature of the note consists of an option to convert to common shares at a $0.80 rate. The funds received have been used to acquire inventory and pay for certain operating expenses.

We are required to pay the costs of stocking, assembling and warehousing inventory prior to receiving orders and payments from our customers. Typically our customers do not pay us for our products until approximately 30 to 60 days following delivery and billing. As a result, the receipt of cash from our operations typically lags substantially behind the payment of the costs for purchase and delivery of our products. We have been able to secure short-term notes payable to help relieve the cash-flow burden we have experienced. The effects of our 1997 de-listing by the NASDAQ continue to impact our ability to attract the additional capital we require. As such, we must rely on financing elements which include the factoring of our accounts receivable. This form of financing dramatically increases costs, reduces working capital and profits.

To fully implement our new business model we will require working capital to complete inventory procurement, implement, and support a complete a national marketing and sales campaign to introduce our new product lines. In addition to these marketing costs there are substantial research and development costs which we will need to complete and fully capitalize on our numerous exclusive marketing agreements in support of the NUON technology platform.

BUSINESS OUTLOOK AND RISK FACTORS

HPIC OUTLOOK

We are seeing initial results from the introduction of our products, and coupled with NUON's retail introduction through Samsung and Toshiba' s U.S. DVD player launches this Fall, coupled with planned Set-Top box rollouts from our OEM customers during the first and second quarters of 2001,

We had a successful APPEX Show (world's largest automotive show) in Las Vegas during November and our products were very well received. We secured new customers from the automotive and recreational vehicle arena, for which we are developing specific emergency safety products. We are excited about future revenue generation, and new orders from new customers over the next 60 - 90 days to support Spring 2001 retail sales. We plan to issue ongoing PR releases as new accounts and milestones are achieved.

We have hired an industry veteran from the automotive arena as our Director of Sales, who commenced employment in October. We also have 48 sales reps who are promoting its products throughout North America.

The NUON division is progressing in a positive direction. It has completed 4 new peripheral products for both the retail and OEM channels and is shipping products into the retail channel to support the U.S. retail launch of Samsungs' and Toshiba's NUON enhanced DVD players.

We are the only supplier that is currently shipping NUON peripheral products. We plan to introduce 3-4 new products over the next 60 - 90 days and will showcase these items at VM Labs CES exhibit next month in Las Vegas. HPI is already in a leadership position for NUON peripheral products and stands ready to support the European launch of NUON enhanced DVD Player products expected during the first quarter of 2001. We continue to develop our OEM channel business and we expect initial orders to be received within the next 60 day period.

Management  is confident  that it can still  significantly  improve  shareholder
value  through  increased   revenues,   and  coupled  with  the  proper  funding
requirements has the ability to be profitable during the FY 2001 period.

RISK FACTORS

Through our restructuring, product marketing redirection, coupled with our numerous OEM strategic alliances, we feel we are better protected against the traditional risks and competitive factors. We openly admit risks do exist, however, not to the same degree which confronted our previous business model.

With respect to our NUON division and our alliance with the developers of the technology, VM Labs Inc., we have a "strategic license agreement" to develop and market products which incorporate a "proprietary" technology. Unlike the PC and Video gaming arena, where virtually every manufacturer, for a fee, can market PC, Sony, Nintendo or Sega peripherals, only approved licensed partners by VM Labs., have access to the NUON ASIC chip technology. The NUON ASIC chip technology is necessary to manufacture NUON DVD, Set-Top box and peripheral products, which offers significant protection from rogue competitors within the retail and OEM marketplace.

Our best defense against attack on our Road Emergency, 12 V Battery products, Auto and Outdoor Survival categories, will be to maintain our lead position, breath and depth of high quality product assortment, continued R & D investment, coupled with our ability to ship orders in a timely manner to both the retail and OEM channels. No competitive products currently exist that come close to the caliber of products provided, and in the Automotive and Outdoor Survival arena's no "pre-kited" products exist anywhere at retail. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a full year head start and already have many new products in the pipeline, planned for introduction.

We believe our primary risk factors will focus on our ability to receive product deliveries in a timely manner, secure the ongoing finances for required inventories, and to maintain an aggressive R & D program to stay ahead of the pack.

We feel, based on the size of the U.S. Automotive After Market channel, which currently exceeds $150 billion in annual revenues, and the emerging global NUON market, HPI has the ability to be recognized as a global provider of unique and highly Innovative Road Emergency, 12 V Battery, Auto-Survival and NUON peripheral products.

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

                                             HOT PRODUCTS, INC.COM


       SIGNATURE                    CAPACITY                          DATE
       ---------                    --------                          ----

 /s/ James Copland            Chairman of the Board            December 14, 2000
--------------------------    and Chief Executive Officer
     James Copland


 /s/ Ricky S. Greenberg       Director of Finance              December 14, 2000
--------------------------
     Ricky S. Greenberg