Form 10QSB
period 2001-01-31
HOT PRODUCTS INC COM
filed 2001-03-13
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001.
                        Commission File Number: 0-27382.

                                HOT PRODUCTS, INC
                                -----------------
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


                                 (480) 368-9490
                                 --------------
              (Registrant's telephone number, including area code)


  ___________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of March 9, 2001 latest practicable date: 9,342,527 shares of Common Stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (Check one): Yes      No X
                                                                   ---     ---

                               HOT PRODUCTS, INC.
                               ------------------
                                 AND SUBSIDIARY
                                 --------------

                                                                          Page

PART I    FINANCIAL INFORMATION

Item 1    Financial Information

          Consolidated Balance Sheet as of January 31, 2001                  3

          Consolidated Statements of Operations for the Three
                and Nine Months Ended January 31, 2001 and
                January 31, 2000                                             4

          Consolidated Statements of Cash Flows for the Three
                 Months Ended January 31, 2001 and January 31, 2000          5

          Notes to Consolidated Financial Statements                         6

Item 2    Management's Discussion and Analysis                               7

PART II   OTHER INFORMATION

Item 1    Litigation                                                        12

Item 2    Change in Securities                                              12

Item 3    Defaults Upon Senior Securities                                   12

Item 4    Submission of Matters to a Vote of Security-Holders               12

Item 5    Other Information                                                 12

Item 6    Exhibits & Reports on Form 8-K                                    12

                       PART  I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                            HOT  PRODUCTS,  INC.
                        CONSOLIDATED  BALANCE  SHEET

                              (Unaudited)
                                                            JANUARY 31,
                                                               2001
                                                           -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $      2,015
  Accounts receivable (net of $7,374 allowance)                  91,310
  Inventories                                                   515,909
  Prepaid expenses and other assets                              29,737
                                                           -------------
     Total current assets                                       638,971

PROPERTY AND EQUIPMENT, net                                     142,070

OTHER ASSETS                                                     48,734
                                                           -------------

TOTAL ASSETS                                               $    829,775
                                                           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $    519,029
  Accrued liabilities and customer deposits                     523,398
  Capital lease obligations - current portion                     1,217
                                                           -------------
     Total current liabilities                                1,043,644

Contingent liabilities and disputed payables                  1,191,826
Notes payable                                                   254,986
                                                           -------------

     TOTAL LIABILITIES                                        2,490,456
                                                           -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
    shares authorized, 9,342,527 issued and outstanding          93,425
  Paid in capital                                            17,376,777
  Accumulated deficit                                       (19,130,883)
                                                           -------------
     TOTAL STOCKHOLDERS' EQUITY                              (1,660,681)
                                                           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    829,775
                                                           =============


                                      3
The accompanying notes are an integral part of these financial statements

                                        HOT  PRODUCTS,  INC.
                                CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                             (Unaudited)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              JANUARY 31,                JANUARY 31,
                                                          2001          2000          2001          2000
                                                       -----------  -------------  -----------  -------------

NET SALES and ROYALTY REVENUES                         $  154,504   $    186,666   $  665,901   $    568,946

COST OF SALES                                              73,304         81,420      209,094        406,762
                                                       -----------  -------------  -----------  -------------

  Gross profit                                             81,200        105,246      456,807        162,184
                                                       -----------  -------------  -----------  -------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Salaries and benefits                                   106,357        118,222      348,131        405,988
  Selling and promotion                                    60,991         35,834      108,763        211,913
  Office and administrative                               136,921        182,848      472,122        536,779
  Research and development                                 60,878         18,191       98,934         22,091
                                                       -----------  -------------  -----------  -------------
Total selling, general and administrative expenses        365,147        355,095    1,027,950      1,176,771
                                                       -----------  -------------  -----------  -------------


(LOSS) FROM OPERATIONS                                   (283,947)      (249,849)    (571,143)    (1,014,587)
                                                       -----------  -------------  -----------  -------------


OTHER (INCOME) AND EXPENSES
  Loss on proposed acquisition                                                                       402,000
  Interest income                                                             (6)                       (803)
  Interest expense and factoring charges                   11,584          4,236       18,175         16,514
  Costs associated with discontinued product lines                       957,614                     957,614
  Bad Debt Expense                                                        36,284                      36,284
  Other income                                                (39)      (217,786)     (28,008)      (265,063)
                                                       -----------  -------------  -----------  -------------

Total other (income)/expense                               11,545        780,342       (9,833)     1,146,546
                                                       -----------  -------------  -----------  -------------

NET (LOSS)                                              ($295,492)   ($1,030,191)   ($561,310)   ($2,161,133)
                                                       ===========  =============  ===========  =============


NET (LOSS) PER COMMON SHARE                                ($0.04)        ($0.25)      ($0.09)        ($0.60)
                                                       ===========  =============  ===========  =============

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - Basic                       6,856,535      4,081,931    6,027,873      3,594,686
                                                       ===========  =============  ===========  =============


The accompanying notes are an integral part of these financial statements

                              HOT  PRODUCTS,  INC.
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                    (Unaudited)
                                                                NINE MONTHS ENDED
                                                                   JANUARY 31,
                                                                2001          2000
                                                             -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    ($561,310)   ($2,161,133)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Depreciation and amortization                                 107,870        132,820
  Non cash expenses                                              46,875        258,183
  Changes in assets and liabilities:
  Loss on proposed acquisition                                                 402,000
   Accounts receivable                                          (71,127)       387,344
   Inventories                                                 (356,932)     1,313,069
   Prepaid expenses and other current assets                    (15,135)         1,078
   Other assets                                                 (36,090)       (24,272)
   Accounts payable                                             324,217       (880,196)
   Accrued liabilities and customer deposits                    (28,898)      (117,508)
                                                             -----------  -------------
      Net cash (used in) provided by operating activities      (590,530)      (688,615)
                                                             -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (16,848)       (22,064)
                                                             -----------  -------------
      Net cash (used in) provided by investing activities     (16,848)       (22,064)
                                                             -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                           584,000
  Proceeds from notes payable                                   604,985
  Payment of capital lease obligations                          (10,343)        (9,625)
  Advances from (repayments to) factor                                         (55,753)
                                                             -----------  -------------
      Net cash (used in) provided by financing activities       594,642        518,622
                                                             -----------  -------------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (12,736)      (192,057)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        14,751        207,198
                                                             -----------  -------------

CASH AND EQUIVALENTS, END OF PERIOD                          $    2,015   $     15,141
                                                             ===========  =============

The  accompanying notes are an integral part of these financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

          I.   INTERIM REPORTING

          The accompanying unaudited Consolidated Financial Statements for Hot Products Inc. have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended January 31,2001 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2001.

          Common Stock
          ------------
          Our shares of common stock are traded under the symbol HPIC on the bulletin board market. We have completed and filed its 10K report for the year ended April 30,2000.

          II.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Consolidation  - The  consolidated  financial  statements  include the
          -------------
          accounts and activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), and SC&T Asia, Limited (Hong Kong). All significant inter-company transactions and balances have been eliminated in consolidation.

          Cash  and cash  equivalents  includes  all  short-term  highly  liquid
          ---------------------------
          investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

          Inventories are stated at the lower of cost  (first-in,  first-out) or
          -----------
          market.   Allowances  are  made  for  returned  inventory  to  reflect estimated net realizable value of those items.

          Property  and  equipment  are  recorded at cost and  depreciated  on a
          ------------------------
          straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet been placed in service.

          Revenue  recognition  - We  recognize  revenue  when  the  product  is
          --------------------
          shipped. We provide an allowance to reflect estimated returns of product from customers and warranty costs. We receive royalty revenues on a regular quarterly basis and recognize this revenue when received.

          Research and  development - The costs for new products are expensed as
          -------------------------
          incurred.

          Use  of  Estimates - The   preparation  of  financial   statements  in
          ------------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     OVERVIEW

     In mid 1999 our management made the crucial decision to exit the PC and Video gaming retail arena, in which we had been involved for the previous five years. We did not have adequate capital to properly compete within the channel. We also changed our corporate name to Hot Products Inc. to better emphasize our new product direction, towards unique, innovative and HOT new products. We also planned to enter the Internet E-Commerce arena, and felt a snazzier name would be effective.

     This decision was made so we could focus on higher growth and new product marketing opportunities in an effort to strengthen our operations and achieve profitability. We identified three major new market opportunities, Road Emergency, (including a very unique line of 12 V DC battery charging products) Automotive Survival, and Outdoor Survival categories. The U.S. automotive after-market alone accounts for over $150 billion in annual revenues.

     Based on our strong beliefs the NUON technology platform, developed by VM Labs Inc., will take substantial market share in the OEM and Retail markets, we created an independent sales and marketing division in support of the dynamic new proprietary technology platform, designed to enhance the entertainment value for both DVD players and Set-Top Converter boxes. The DVD player and (residential-hotel cable boxes) Set-Top Converter box arena will fast become a market of equal proportions to the automotive after-market. We believe over the next 3-5 years, as consumers worldwide convert from the old VHS platform to DVD players, the NUON technology will be found in over thirty five percent of all DVD players sold, and over 60% of all Set-Top boxes shipped. We have significant future expectations for this new technology arena, and are aggressively supporting development of numerous peripheral products.

     Over the past year we have continued to cut costs and reduce operational expenses, and we will continue to do so where possible. Coupled with our new product development and marketing redirections, we succeeded in reporting a profitable first quarter for this fiscal year. However, due to our inability to secure additional funding and adequate inventory in a timely manner we are reported a loss for our second and third quarters. Our management is optimistic we will improve our performance, reducing previous years losses significantly in Fiscal year 2001 with our planned strategy to turn profitable in Fiscal year 2002. Our management is confident calendar year 2001 will represent our best performing year ever and will lay the groundwork for 2002, as cost cutting efforts, coupled with new product introductions and new customers are helping us to gain ground.

     OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2001 AND 2000

     NET SALES AND ROYALTY REVENUES

     Net sales and royalty revenues for the three months ended January 31, 2001 decreased $32,162 to $154,504 compared to $186,666 for the three months ended January 31, 2000. Sales for the nine months ended January 31, 2001 increased $96,955 to $665,901 from $568,946 for the same period ended January 31, 2000. The decrease in sales for the three months ended January 31, 2001 is attributed to a delay in receiving finished NUON product from our manufacturing plants in China. The three months ended January 31, 2001 did see our first major sale of Power/Road Emergency products. The increase in sales for the nine months ended January 31, 200 is attributed directly to our initial NUON product sale of $311,800, along with our initial sale of Power/Road Emergency Products of $79,000.

     GROSS PROFIT

     Our gross profit for the three months ended January 31, 2001 was $81,200 in contrast to a gross profit of $105,246 for the three months ended January 31, 2000. The decrease in gross profit, $24,046 is directly attributable to decreased gross sales. Our gross profit for the nine months ended January 31, 2001 was $456,807 compared to $162,184 for the same period ended January 31, 2000. This increase, $294,623 is a direct result of sales of new-line products which have substantially higher profit margins. We anticipate new products will initially sell at higher gross profit margins. However, there can be no assurance higher margins will be maintained over the life of the product. Our NUON products are under a proprietary licensing agreement from VM Labs, Inc., the developer of the technology, and should help to sustain higher margins.

     PAYROLL AND PAYROLL TAXES

     Our payroll and benefits expense increased to $118,222 for the three months ended January 31, 2001 compared to $106,357 for the three months ended January 31, 2000. This increase, $11,865, in salaries and related expenses can be attributed to an increase in staff, the hiring of a National Sales Director, to support new product lines and procurement of new products. For the nine month period ended January 31, 2001 payroll and related expenses showed a decrease of $57,857 from the same period ended January 31, 2000, $348,131 compared to $405,988. We are required to employ a base staff of qualified personnel to maintain our operations. We have developed a base staff of dedicated and motivated employees, however, for us to have profitable quarterly results our employee base must increase. We are carefully planning for expansion, and when the sales volume increases we will institute a plan of hiring which will allow for growth and not burden our margins or threaten our profitability.

     SELLING AND PROMOTION

     Our selling and promotion expenses increased to $60,991 for the three months ended January 31, 2001 from $35,834 for the same period ended January 31, 2000. This increase, $31,130, is a direct result of the change in our business model. We initially ramped-up promotional efforts for our new Road-Emergency, Auto and Outdoor Survival lines. We plan little advertising for the first half of 2001 due to limited resources and our products gaining industry acceptance. For the nine months ended January 31, 2000 selling and promotional expenses showed a substantial decrease of $103,150, $108,763 for the nine months ended January 31, 2001 compared to $211,913 for the same period ended January 31, 2000.

     OFFICE AND ADMINISTRATION

     Office and administrative expenses for the three months ended January 31, 2001 were $136,921 compared to $182,848 for the three months ended January 31, 2000. This decrease of $45,927 is attributed directly to efficiencies and cost reductions in all categories of expenses. A reduction of $64,657 was realized for the nine months ended January 31, 2001, $472,122, compared to the same period ended January 31, 2000, $536,779. Legal costs for our lawsuit against our prior auditing firm , Toback CPA's is financed out of current operations. Costs associated with this action were $10,198 for the three months ended January 31, 2001.

     RESEARCH, DEVELOPMENT

     Expenses related to research and development were $60,878 for the three months ended January 31, 2001 compared to $18,191 for the three month period ended January 31, 2000. This increase, $42,687, is directly related to the development of our new product lines. For the nine months ended January 31, 2001 Research and development expenses increased $76,843, to $98,934 from $22,091 for the same period ended January 31, 2000. Costs associated with the development of new products in our NUON product line combined with a continued effort to increase margins and expand all of our new product lines resulted in the increase.

     OTHER INCOME/EXPENSE

     Other expense decreased to $11,545 for the three months ended January 31, 2001 from other expense of $780,342 for the same period ended January 31, 2000. For the nine months ended January 31, 2001 other income is $9,833 compared to other expense of $780,342 for the same period ended January 31, 2000. This decrease can be attributed to a reduction in losses which were incurred in Fiscal 2000 for old-line products.

     NET INCOME/(LOSS)

     Net loss for the three months ended January 31, 2001 was $295,492 compared to a net loss of $1,030,191 for the three months ended January 31, 2000. Total operating expenses for the three months ended January 31, 2001 were $365,147 compared to $355,095 for the three months ended January 31, 2000. This represents an increase of $10,052 for the three months ended January 31, 2001 from the same period ended January 31, 2000 due to increased Research and development costs associated with our new product lines. Total operating expenses for the nine months ended January 31, 2001 were $1,027,950 compared to $1,176,771 for the same period ended January 31, 2000. Included in operating expenses were costs associated with our litigation efforts against our former accounting firm. Had these costs not been incurred our operating expenses would have been lower. We are currently funding our lawsuit from current operations and we are very confident we will prevail in our action.

     LIQUIDITY AND CAPITAL RESOURCES

     Our working capital deficit decreased to $404,673 for the three months ended January 31, 2001 from a deficit of $500,496 for the three months ended January 31, 2000. During this current fiscal year we completed a funding program which consisted of a convertible debt instrument for $400,000. On January 18, 2001 this note was converted into 4,711,088 shares of restricted common stock at the request of the holder.

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

     To fully implement our new business model we will require working capital to complete inventory procurement, and implement a complete a national marketing and sales campaign to introduce our new product lines. In addition to these marketing costs there are research and development costs, which we will need to complete and fully capitalize on our numerous exclusive marketing agreements in support of the NUON technology platform. We are seeking additional forms of funding and will require new financing to complete our business plan successfully. Cash-flow has been difficult and remains a potential barrier to our future growth.

     We have not recovered from the image and industry credibility problems that resulted from the circumstances surrounding our former accounting firm
     Toback CPA's decision to abandon the Company during the latter days preceding its 1997 annual 10K filing with the SEC. We have lost numerous market opportunities, and have been without adequate financing since that point in time. Our desire to be re-listed on the NASDAQ Stock Exchange has not been realized due to our inability to receive adequate funding, to capitalize on market opportunities, grow the business and increase revenues. We have initiated legal actions against Toback (see Item 1 - Litigation). Without new funds, either from increased sales, or other sources, our progress with new lines and opportunities will be limited.

     BUSINESS OUTLOOK AND RISK FACTORS

     HPI OUTLOOK

     We are receiving positive feedback from our Road Emergency and Automotive Survival products. VML's NUON technology is shipping with DVD Players from Samsung Electronics and Toshiba. Leading up to the Fall 2001 selling season, we expect two or three additional DVD hardware manufacturers will incorporate the NUON technology into their products. This will significantly widen the consumer demand and enhance sales of our NUON accessory & peripheral products both at the retail and within the OEM channels. Motorola's launch of its NUON enhanced Set-Top box is scheduled for the second quarter 2001 and this will also have a positive impact on our accessory and peripheral sales.

     In the Fall 2000 we hired an industry veteran from the automotive arena as our Director of Sales. We expect six to eight new accounts will be on board by April 2001 that will be marketing our line of road emergency and auto-survival products. We also have approximately 48 sales reps who are promoting our products throughout North America.

     We remain the only current supplier shipping NUON peripheral products. We plan to introduce 3-4 new products over the next three to four months, in time for the Fall selling season. We are already in a global leadership position for NUON peripheral products and stand ready to support the European launch of NUON enhanced DVD Player products expected during the second quarter of 2001. We continue to develop our OEM channel business and we expect initial orders from this segment to be received during the second quarter of 2001.

     Our management is confident we can still significantly improve shareholder value through increased revenues, coupled with the proper funding requirements we have the ability to significantly reduce loses as we prepare to turn profitable in the Fiscal year 2002 time frame.

     RISK FACTORS

     Through our restructuring, product marketing redirection, coupled with our numerous OEM strategic alliances, we feel we are better protected against the traditional risks and competitive factors. Risks do exist, however, our management does not see the same degree as in past years. Many of our products currently have little or no competition from a price category standpoint, and some of our marketing agreements are of an exclusive nature, reducing traditional concerns.

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

     Our best defense against attack on our Road Emergency, 12V Battery products, Auto and Outdoor Survival categories, will be to maintain our lead position, breath and depth of high quality product assortment, continued R & D investment, coupled with our ability to ship orders in a timely manner to both the retail and OEM channels. No competitive products currently exist that come close to the caliber of products provided, and in the Automotive and Outdoor Survival arena's no "pre-kited" products exist anywhere at retail. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a full year head start and already have many new products in the pipeline, planned for introduction. Our primary focus is towards Fortune 250 companies who look for innovative and high quality product offerings.

     We believe our primary risk factors will focus on our ability to identify new funding sources essential to the Companies longevity, receive product deliveries in a timely manner and to maintain an aggressive R & D program to stay ahead of the industry.

     We feel, based on the size of the U.S. Automotive After Market channel and the emerging global NUON market, HPI has the ability to be recognized as a global provider of unique and highly Innovative Road Emergency, 12 V Battery, Auto-Survival and NUON peripheral products.

     PART II - OTHER INFORMATION

ITEM  I.  LITIGATION
PENDING  OR  THREATENED  LITIGATION

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

       SIGNATURE                        CAPACITY                  DATE

HOT PRODUCTS, INC.COM

/s/                               Chairman of the Board          March 12, 2001
-----------------------------     and Chief Executive Officer
   James Copland

/s/                               Director of Finance            March 12, 2001
-----------------------------
   Ricky S. Greenberg