Form 10KSB
period 2001-04-30
HOT PRODUCTS INC COM
filed 2001-08-08
CIK 1000079

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For fiscal year ended April 30, 2001

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

                             ______________________
                   (Former name if changed since last report)

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

Issuer's  revenues  for  its  most  recent  fiscal  year:  $  603,606

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of
August  3,  2001  -  $  542,345

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 3, 2001 - 11,738,540

Documents  incorporated  by  reference:  Not  Applicable.

                              HOT PRODUCTS, INC.COM

                          ANNUAL REPORT ON FORM 10-KSB

                       FISCAL PERIOD ENDED APRIL 30, 2001

                                TABLE OF CONTENTS


                                                                   Page
PART I

ITEM 1.     BUSINESS                                                  3
ITEM 2.     FACILITIES                                               11
ITEM 3.     LEGAL PROCEEDINGS                                        11
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      11

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                      12
ITEM 6.     SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                               12
ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              15
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                      15

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
            COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
            EXCHANGE ACT OF 1934                                     15
ITEM 10.    EXECUTIVE COMPENSATION                                   16
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                           17
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           17

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                         18

SIGNATURES                                                           19

                                     PART I

ITEM  1  -  DESCRIPTION  OF  BUSINESS

GENERAL

Hot Products, Inc.com (formerly SC&T International, Inc.) was formed in June 1993. We previously developed, engineered and marketed accessory and peripheral products for the personal computer and video segments for the OEM and retail channels. Our stock was de-listed from the NASDAQ in 1997, as a direct result of our accounting firm's untimely resignation during the 10K audit period. Through the resignation, we were late in our annual 10K with the SEC and the NASD elected to de-list us from the Small Cap Market onto the Bulletin Board. Since that time, we have had difficulties in raising the required operating capital to aggressively pursue future interests. In late 1998 and 1999, without appropriate funds, we made a bold decision to exit these categories, in favor of new product opportunities requiring less development capital, greater revenue potential and less competition. To achieve this objective, we found it necessary to identify alternative product channels, coupled with a renewed effort to attain profitability. Despite the severity of this decision and the subsequent losses incurred, during the 1999 Fall selling season, we exited the PC and Video gaming arenas. It was apparent we would minimize our losses by doing so.

CHANGES  IN  BUSINESS  STRATEGY

Due to our corporate restructuring (outlined below) the new corporate direction, coupled with the need to better identify this corporate focus and increase the market awareness for same, caused us to rename the Company to HOT PRODUCTS INC.com during the December 1999 time frame.

The business strategy was simple, allocate the limited human and financial resources towards new product development and new marketing arenas. Identify sales channels that offered greater revenue potential, and larger growth opportunities, combined with lower competitive concerns.

Our  new  focus  targets  these  primary  market-product  channels:

     (1) Peripheral products developed specifically for the new proprietary NUON technology platform. These products will be sold into retail and OEM channels to support hardware manufacturers integrating the NUON technology into their products. They include, DVD (Digital Video Disc) player devices and Set-Top Boxes, the term given to residential cable TV box devices.
     (2) The design, development and marketing of a comprehensive and very professionally designed line of Road Emergency, Automotive Survival and Outdoor Survival products.
     (3)  Entry  into  the Private Label arena for the above mentioned products.
     (4)  Creation  and  implementation  of  an  online  E-Commerce  website

During the current fiscal year ended April 30, 2001 and the last fiscal year ended April 30, 2000 we have applied efforts towards slashing operating costs, creating new product designs and implementation of new product marketing programs. As part of this campaign, we continue to establish new strategic alliances for the marketing and distribution of these fine products. As part of the cost reductions we closed our UK and Hong Kong subsidiaries, and relocated certain of our HK personnel to our U.S. head office. These actions were vital to the our survival. Management problems in the UK operation, and a lack by management to participate in cost reductions, caused UK sales and overall performance to drop significantly, negatively impacting overall financial performance. In August 1999 our UK subsidiary was closed.

As part of the restructuring, we elected to write-down all slow moving inventory and recognize all bad debts. We have recognized write-down losses from all old product lines, and have taken severe losses associated to the closing of our UK and HK subsidiaries. The new corporate direction has focused on creating innovative new products, creating new distribution channels offering greater sales and profit potential, with the ultimate objective of reaching profitability by Fiscal year 2002. WE FEEL WE ARE ON-TRACK TO ACHIEVE THESE OBJECTIVES.

HOT  PRODUCTS  INC  -  NEW  PRODUCT  DIRECTION


ROAD  EMERGENCY,  AUTO-SURVIVAL  AND  OUTDOOR  SURVIVAL  PRODUCTS

We have spent extensive time and resources in researching these new product areas to satisfy a serious void that exists within the North American market for custom designed, pre-configured emergency and survival products. We see these product areas as representing significant long-term revenue opportunities for us. To fully understand the potential of the Global automotive aftermarket, one only has to appreciate that it currently represents annual sales of over $250 billion.

We have successfully developed three comprehensive product lines designed to enhance motorist safety, while sustaining both motorists and outdoor enthusiast's lives until professional help arrives. Our Survival Gear line comprises over twenty products and targets the needs of today's Biker, Hiker, Camper, Fisherman, Skier, Hunter, Mountain Climber etc

The Road Emergency and Auto-Survival line focuses on the individual needs of the owners of the more than 300 million registered vehicles in the U.S. and was specifically tailored to fit the needs of the female motorist, a market which comprises over 50% of today's motorists.

The Road Emergency and Auto-Survival lines comprise over fifteen products aimed at drivers of cars, trucks, SUVs, motorcycles, ATVs and RVs. We have conducted market research to develop these highly innovative products, and are targeting the OEM, RV, Retail, Corporate and Premium and Incentive channels.

All of our products are housed in custom designed, water resistant, durable carry cases, and every kit includes valuable safety materials that include a survival or road emergency safety tips guide and a personalized emergency medical ID card. Our product assortment ranges in retail price from $ 39.99 to $ 300.00.

These new product lines will allow us to implement our new business plan, and expand into new and larger sales channels not currently available. They will enable us to diversify into new marketing arenas, offering us greater access to a far broader revenue base of customer.

Since the introduction of these new products, we have created successful relationships with major companies that include, Jiffy Lube International Inc., Harley Davidson, Polaris Industries, Carparts.com, Plow & Hearth, Red Envelope.com, Toyota Motor Sales U.S.A. IncWe are currently working with many other major companies for the supply of our products. We feel that a major untapped market for future growth lies in the "Private Label" sector. This is an area where our products will be produced for companies wishing to market these same products under their own logo or brand name, through their own distribution networks. We see significant growth potential from this niche category. We feel strongly that over the next year our revenues will increase significantly for this division.

NUON  TECHNOLOGY  PLATFORM

NUONTM is the name given to an emerging new technology platform created by VM Labs, Inc., of Mountain View California. NUON is a powerful "All-In-One" media technology that enhances DVD capabilities, Home Entertainment System for games/edutainment, Internet connectivity that will plug into the web, and offers enhanced graphics and visual effects. This new embedded technology enhances the passive elements of digital video products such as; DVD players, digital Set-Top Boxes offering everyday consumers the ability to receive high performance interactive graphics and audio features.

We are a strategic licensed technology partner of VM Labs, Inc. which allows us to produce and market a wide assortment of peripheral products specifically designed to support the NUON technology in both the retail and OEM channels. Despite a slower than expected launch of the technology, Hot Products and VM Labs, feel strongly the fall 2001 period will see increased growth. The calendar year 2002 is projected to see explosive global growth from both the retail and OEM segments. Based on our license agreements and the proprietary nature of the NUON technology, all products marketed by us are done so without the predatory competitive concerns that are ramped in both the PC and Video Gaming arenas. Due to the explosive market potential for NUON within both the retail and OEM categories, we have created a separate NUON Peripherals Division to support the NUON category. We are pursuing foreign marketing alliances that will give us a global distribution platform for our growing line of NUON products.

Currently we have designed six NUON peripheral products and currently represent the world's largest single supplier for NUON peripheral products. One product in particular, The Pro-Elite will be marketed as the VM Labs endorsed NUON controller, similar to the highly visible and globally recognized N-64 and Sony game controllers. The Pro-Elite will be featured in all of VM Labs print and TV advertising campaigns. As the flagship controller product for NUON, it will support optional vibration and memory cards, be digital and analog compatible, and is also compatible with all hardware products which utilize the NUON technology. In addition, we have three additional products under development with launch plans over the next six to twelve months. Our line of NUON peripheral products have a retail price range from $ 17.99 to $ 49.99.

Our NOUN Peripherals Division will allow us to utilize our engineering and production experience on a product line for the NUON platform. Our ability to focus heavily on the OEM channel will reduce our reliance on the traditional retail channel. This wider playing field should help us become less dependent on traditional fourth quarter retail sales which will reduce the seasonal nature of our past business operations.

Current customers include Motorola Corp, Samsung Electronics, VM Labs Inc., Best Buy, The Good Guys, DVD International Inc. etc.

HOT  PRODUCTS  -  E-COMMERCE

To stay abreast of the expanding Internet - E Commerce opportunities, in March 2000 we implemented our own E-Commerce website. The website was designed not only to expose our new products, but also to utilize the site for International and Domestic account introductions to our products. The site supports all our new product lines, as well as Company and investor information. As we expand, the website will be used to generate additional sales revenues from consumers unable to locate our products through traditional retail channels. We do expect to implement advertising and promotional campaigns to promote the website and direct consumers to the website, however, this will be triggered when our cash flow will allow for such expenditures. At this time we are pursuing efforts to link our website with other affiliated sites on the Internet.

ROYALTY  INCOME

We continue to hold numerous technology patents for our multi-media telephony keyboard technologies, which continue to generate quarterly royalty payments from other manufacturers through our royalty contract agreements. We anticipate our royalty income to increase as the Internet market grows, and the demand for more advanced keyboard technology features increase within the OEM channels.

MARKETING

We offer our products to the OEM and corporate segments internationally through a combination of direct sales personnel and independent sales representatives. We will enter into distribution agreements with a European company for the distribution of our NUON products whose focus will be on the European Common Market.

We have entered into selective written agreements with U.S. independent sales representatives for the sales and marketing of our lines of Road Emergency, Auto-Survival and Outdoor Survival products. All are non-binding and may be canceled with thirty days written notice.

Previously our products were sold in over 25 countries around the world. As a result of our subsidiary closures, sales in the United States accounted for all of our consolidated sales for the year ended April 30, 2001. For the year ended April 30, 2000 sales in the United States accounted for 73% of our consolidated revenues compared to 27% for the United Kingdom.

NEW  PRODUCT  DEVELOPMENT

During fiscal year ended April 30, 2001 we have developed new products which focus on the NUON platform and our expanding line Road Emergency, Automotive and Outdoor Survival products. During the year ended April 30, 2001 we spent $41,755 in research and development expenses in connection with new products to be marketed during fiscal year 2002.

SUBSIDIARIES

In August 1999 we closed our subsidiary in the United Kingdom and relocated its inventory. Since its inception in May 1997 our UK subsidiary has incurred losses of approximately $3,000,000 and sales have declined constantly since early 1998. Assets that were not attached from the UK subsidiary were sold where possible, and inventory either sold or written down to reflect market value.

In June 1998 we opened a wholly owned subsidiary in Hong Kong, and this facility was established to oversee all manufacturing issues of our product. As part of our restructuring efforts, manufacturing was significantly reduced and the need for this office was deemed unnecessary. This office was closed and the manager of this office relocated to our U.S. operations.

COMPETITION

The NUON technology is a proprietary platform. Due to the licensed and proprietary nature of the NUON technology, we do not anticipate the same level of competition, as was experienced in the past. Our new Road Emergency, Automotive and Outdoor Survival Products concept and design offerings are unique to the market. We do anticipate some competition as the products become popular, however, at this time we can find only a few company's that offer similar concepts but with inferior products. These suppliers target the low-end entry market with products that retail for under $ 40.00. Our products target a much different and broader customer channel.

INTELLECTUAL  PROPERTY  RIGHTS

We consider many of our products to be proprietary in nature, and our kitted products are very unique as they are "pre-configured" custom designed products. Despite the fact that most of the internal components are readily available in the world marketplace, our design concepts do make a difference in the final product. There are significant barriers preventing others from designing and assembling, similar products to those we sell, due the extensive labor, design logistics, product sourcing, assembly, QC and shipping. These elements are likely to be a deterrent to prospective new comers. We market our products on the platform of innovation, high quality, customization and superb value.

We compete primarily on the basis of innovation, design, quality, reliability, and the ease our products offer. We also compete on a value relative to the features matrix, found in our products. Competitive price reductions may have an adverse effect on our revenue and profitability. See "Special Considerations
-  Competition"  contained  in  Item  1  of  this  Report.

Our success is dependent, in part, in maintaining our innovation, product integrity, proprietary technology know-how and our ability to develop custom products in a timely manner. We also rely on a combination of patents, copyrights, trademarks, trade secrets, and confidentiality agreements to protect our product rights. Despite these efforts, we cannot eliminate the possibility that competitors could steal or copy certain aspects of our products or obtain information we regard as trade secrets. Any infringements will be vigorously protected by us.

In February 1998 the U.S. Patent Office granted numerous patents on our Multimedia-Telephony keyboard technology. We have filed an international patent application designating Europe, Japan, Australia, Canada, Brazil, China, and South Korea. We have license agreements with Maxi Switch, Silitek and NMB. All are marketers of similar technologies, which infringe on our patents. We have received Royalty revenues and believe we have the potential to generate strong annual revenues for our technology as the demand by corporations to reduce workspace clutter and improve productivity will result in increased demand for keyboards which integrate our technologies. The current royalty agreements generated royalty revenues of approximately $100,662 USD for the year ended April 30, 2001.

Although we believe patent, trade secret, and copyright protection are significant to our competitive position, other factors also exist. Knowledge, ability, and the experience of our personnel, along with our success at new product development, innovation and enhancements, in conjunction with brand name recognition are more significant to our competitive position.

RAW  MATERIALS  -  SUPPLIES  -DELIVERY

We receive and inspect finished products and component parts at our U.S facility. We QC every item delivered for compliance with our specifications and quality assurance. In the past our limited operating capital has affected our ability to receive product in a timely manner, however, we have improved deliveries during this fiscal period through stronger supplier relationships. The interruption of supply has affected our ability to supply products in a timely manner, which has resulted in losses in sales revenues and company profits, but the future is looking much brighter. We have secured new suppliers for all of our new product lines, and feel strongly that good relationships with them exist. Though we cannot be certain there will not be any future interruption of raw materials or deliveries, providing adequate funding is in place, we do not anticipate this to be an issue going forward.

EMPLOYEES

As of April 30, 2001, our United States operation had six full-time employees. We will require additional personnel over the coming year to allow it the necessary resources to build the new business. None of our employees are represented by a labor union. We believe our employee relations are in good standing. We have established new contracts with independent sales rep organizations for sales of our new products within the U.S. market.

                SPECIAL CONSIDERATIONS

LIMITED  OPERATING  HISTORY

We commenced operations in June of 1993 as a producer and marketer of CD-ROM audio cables. In October 1993, we began developing PC multimedia accessory products. In 1996, we entered the computer and video game markets with the introduction of a line of PC and video arcade racing wheels. In 1997 our accounting firm terminated its relationship with us prior to completing our annual audit and 10K filing. As a result our accounting firm's untimely resignation, our annual 10K filing was not filed in a timely manner with the SEC. As such, the NASD elected to de-list our shares from the Small Cap Market. In Fiscal 2000, we began developing our Road Emergency, Automotive and Outdoor Survival Products. NUON development commenced in calendar year 1999. Accordingly, there is limited historical financial information about us upon which to base an evaluation of our performance, other than to say that all of our new products, coupled with our NUON products division, are being well received in the market, and management is optimistic that these new product categories will grow revenues over the next few years and allow us to reach a level of profitability.

In addition, our business is subject to problems associated to, expenses, delays, and risks inherent in the establishment of a new business enterprise, including limited capital, possible cost overruns, competitive activity and the absence of an operating history. Despite significant obstacles, we have continued operations, and have succeeded in moving forward, with the development of exciting new products. There can be no assurance our business will be successful or that we will be able to achieve or maintain profitable operations. See "Business" contained in Item 1 of this Report.

HISTORY  OF  LOSSES

We have incurred operating losses since inception, and reported net losses of $1,236,516 and $3,167,373 for the years ended April 30, 2001 and April 30, 2000, respectively. As of April 30, 2001, we had an accumulated deficit of over $19,800,000. Losses incurred since inception are attributable primarily to start-up costs incurred in developing our product lines, the costs of introducing new products to market, inventory adjustments, costs associated with the operation of our UK subsidiary, and problems associated to our inability to receive adequate operating capital due to our de-listing issue in 1997. To date, operating revenues have not been sufficient to cover these costs. We had net revenue of $603,606 for the year ended April 30, 2001, a decrease of $28,787 over net revenue of approximately $632,393 for the year ended April 30, 2000. We reported a net loss for the year ended April 30, 2001. Competitive activities for the last year intensified. There can be no assurance we will generate sufficient operating revenue, expand sales of our products, or control our costs sufficiently to achieve or sustain profitability. At this time, we have reduced operating expenses to the lowest level possible. We continue to explore additional investment opportunities. We believe through our restructuring efforts, reduction in operating costs, creation of our new product direction, and in association with the NUON technology alliance, despite a slower than expected launch of this technology, combined with additional operating capital, WE HAVE THE ABILITY TO REACH A PROFITABLE LEVEL DURING OUR NEXT FISCAL YEAR.

Our policy has always been to write down, write off and account and report for all obsolete inventories. We have continued to develop new products, at a significant cost to our bottom line. We have maintained an open book with industry press releases on all material aspects of our operations, and management knows the primary roadblocks for us has been our de-listing from the NASDAQ Exchange. As a result of this, we have not been able to obtain the necessary operating capital when required to ensure product development. Our inability to obtain sufficient funding, combined with our inability to receive customer orders and have inventory to fill these orders in a timely manner have prevented us from reaching a profitable level. Had these elements not been ongoing problems, management knows our operating results would have improved substantially.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

DEPENDENCE  ON  KEY  PERSONNEL:  NEED  TO  ATTRACT  NEW  PERSONNEL

The loss of the services of James L. Copland, President, Treasurer, Chairman of the Board and Chief Executive Officer, would have a material adverse effect upon the us. We maintain a five-year employment agreement with Mr. Copland. Mr. Struthers, our Vice President for the NUON division also maintains a five-year agreement. Ms. Catherine Copland maintains a three-year agreement. Similar terms and conditions apply for these two individuals. We maintain key man life insurance on Mr. Copland in the amount of $1,000,000. We have assigned seventy five percent of the proceeds of this policy to the estate of the insured, with the remainder in favor of us. Our success also is dependent on our ability to identify, recruit, and retain additional experienced management, engineering, and marketing personnel, an area management feels is vital for our future operating endeavors.

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

Three  customers  were responsible for 64% of our net revenue for the year ended
April 30, 2001. The total of these customers for the year ended April 30, 2000 represented 23% of the net revenueWe continue to enlarge our customer base, and we expect our reliance for new business to be spread over a much wider customer base over the next year, new customers are brought on board by the Company.

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

RISKS  ASSOCIATED  WITH  INTERNATIONAL  SALES  -  CURRENCY  FLUCTUATIONS

Expenses from foreign operations are not denominated in U.S. dollars. Expenses denominated in foreign currency accounted for approximately 0% of our expenses for the year ended April 30, 2001, and 28% of our expenses for the year ended April 30, 2000. This decrease is a direct result of the closing of our UK subsidiary in August 1999. As most of our planned sales will be for the North American market (excluding NUON) our operations abroad should not be exposed to risks such as exposure to currency fluctuations, exchange rates, tariffs and other barriers, differing standards requirements, difficulties in staffing and managing international operations, differing regulatory requirements, potentially adverse tax consequences, and country-specific product requirements. All our sales are in US Dollars. In addition, we are not exposed to gains and losses on international currency transactions. Currently, we do not engage in international currency hedging transactions. There can be no assurance that these factors will not have an adverse impact on our future revenue or operating results. See "Business - Marketing" contained in Item 1 of this Report.

SEASONALITY  -  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS

As new standards and new products are introduced into the market, sales will grow as these products are accepted into the market. Our products are not seasonal in nature. We should not be dependent on fourth quarter calendar sales as was the past practice, however, our revenues may vary from quarter to quarter. Additional factors which may affect revenue include the timing of customer orders, changes in our product mix, introduction of new products, pricing pressures, timely deliveries, and economic conditions. Though vastly reduced, we will continue to incur development, sales, and marketing expenses in anticipation of future sales. If demand for our products weakens, or if orders are not shipped in any quarter as anticipated, the results of operations for a quarter could be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of this Report.

NEED  FOR  ADDITIONAL  FINANCING  -  ALLIANCES

Our continued viability will be dependent upon our ability to generate cash from operations or to obtain additional financing sufficient to meet our obligations. Unless we are able to generate cash from operations sufficient to fund operating needs, we will be required to obtain additional financing through investment or other options. Management is currently negotiating with sources that it hopes will culminate in securing new operating funds. We continue to pursue additional investment capital, however, there are no assurances management will prevail in these efforts.

We have a factoring agreement to finance our U.S. receivables through Sun Capital Inc. Our need to factor our receivables is a direct result of a lack of working capital. Such arrangements bear higher interest costs and have had an adverse effect on margins and operational expenses, but does offer cash infusions we require.

LITIGATION

We are currently involved in some legal proceedings. To the extent that these lawsuits requires management time and other resources, results of operations may be negatively impacted. See "Business Legal proceedings" contained in Item 3 of this Report.

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

Our U.S. operation leases a facility located in the Scottsdale Airpark in Scottsdale, Arizona. The facility leases approximately 6,500 square feet of warehouse space and approximately 2,000 square feet of executive office space for approximately $7,500 per month. The lease expires February 28, 2002. We anticipate our current facilities are sufficient for the short term, however additional office space through new hires will be necessary at that time. To the extent additional warehousing space is required, we intend to lease off-site, short-term storage facilities.

ITEM  3.     LEGAL  PROCEEDINGS

Pending  Litigation

A.  Home  Arcade  v.  the  Company

In September of 1997, Home Arcade filed suit in San Jose, California, against the Company re a license dispute. THIS CASE WAS SETTLED WHEN BOTH PARTIES AGREED TO "AN OUT OF COURT SETTLEMENT" IN JULY OF 2001.

B.  The  Company  v.  Toback  CPAs

In June 1999 we filed suit against Toback CPAs seeking damages for the firms untimely resignation in September of 1997. THIS CASE WAS SETTLED WHEN BOTH PARTIES AGREED TO "AN OUT OF COURT SETTLEMENT" IN JULY 2001.

C.  FAC  Limited

In April of 2000, we filed suit in Hong Kong against a former supplier for the damages arising from his delivery of defective products for which the same supplier would not honor appropriate replacement products. The company is seeking damages in the amount of approximately $ 50,000 USD, and is confident it will prevail in this litigation.


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

Common Stock
--------------
                                   Bid   Ask
                                   ----  ----
1999
Third  Quarter. . . . . . . . . .   .50  1.16
Fourth Quarter. . . . . . . . . .   .38  1.72
 2000
First  Quarter. . . . . . . . . .  1.22  2.09
Second Quarter. . . . . . . . . .   .31  1.25
Third  Quarter. . . . . . . . . .   .30   .38
Fourth Quarter. . . . . . . . . .   .13   .44
2001:
First  Quarter. . . . . . . . . .   .33   .75
Second Quarter. . . . . . . . . .   .25   .69

Our shares of common stock and are traded on the over the counter market under the symbol "HPIC". See Part I, Item 1 for further discussion. We have never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain any earnings to provide funds for use in our business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

During this current fiscal year we completed a funding program which consisted of a convertible debt instrument for $400,000. On January 18, 2001 this was converted into 3,478,988 shares of restricted common stock at the request of the holder.

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

ITEM 6. SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data of the Company and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The data has been derived from the financial statements of the Company audited by Weber & Company for the year ended April 30, 2001 and April 30, 2000


                                         Year Ended April 30,
                                           Operating Data:
                                          2001          2000

Net sales                            $    603,606   $   632,393
Net  loss                             ($1,236,516)   (3,167,373)
Loss per share                       $       0.17   $      0.74
Weighted Average shares outstanding     7,271,013     4,278,848

                                          April 30, 2001
Balance  Sheet  Data:
Working  capital                           ($2,099,963)
Total  assets                               $  604,883
Shareholders'  deficit                     ($2,009,695)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Hot Products, Inc.com was formed in June 1993. We develop and market a diversified line of products through two distinctive divisions. The NUON division focuses on the emerging consumer DVD player and OEM Set-Top Box arenas. Our second division specializes in creating and marketing a wide assortment of highly innovative and professionally designed Road Emergency, Auto-Survival and Outdoor Survival products. HPI holds patents for its previously designed multimedia-telephony keyboard technology which is licensed to other major International keyboard manufacturers.

Over the last twelve months HPI has redirected its product marketing focus towards the new emerging NUON technology for digital DVD players, digital Set-Top boxes. We have also developed a superior line of products aimed at the Road Emergency, Auto-Survival and Outdoor Survival categories. Our corporate restructuring efforts continue, and we have reduced operating costs, while redirecting our attentions towards larger, newer and less competitive markets. With the emerging market growth of NUON, coupled with the initial favorable acceptance of our non NUON products, management is optimistic that Fiscal year 2002 can be one where we break even, or quite possibly achieve our goal for profitability.

NET  REVENUES

Net revenues for the year ended April 30, 2001 were $603,606 compared to $632,393 for the year ended April 30, 2000. This decrease was a direct result of lower royalty revenues of $60,749. Royalty revenue was $100,662 for the year ended April 30, 2001 compared to $161,411 for the year ended April 30, 2000. Sales for new product lines increased to $448,041 for the year ended April 30, 2001 compared to $8,400 for the year ended April 30, 2000. This increase of $439,641 is a direct result of the acceptance of our new product lines in the market. NUON related product sales increased to $387,899 for the year ended April 30, 2001, an increase of $379,499. Initial sales of our Road Emergency, Outdoor Survival and Power Products were $60,192 for the year ended April 30, 2001. Sales of old line products were $54,853 for the year ended April 30, 2001 compared to $462,582 for the year ended April 30, 2000. This decrease is a direct result of reduced inventory levels of old product lines along with reduced selling prices for old line products.

GROSS  PROFIT

Gross profit for the year ended April 30, 2001 was a $314,357 compared to $66,257 for the year ended April 30, 2000. This increase, $248,100, was a direct result of ongoing cost reductions, higher margin sales, less competition for new products, as compared to lower margins and greater competitive erosion for old line products. New line products are not burdened with the same competitive market pressures as were prevalent for our older line products.

SALARIES  AND  BENEFITS

Salaries and benefits expense for the year ended April 30, 2001 was $488,615 compared to $1,135,091 for the year ended April 30, 2000. This significant decrease, $646,476 is a direct result of decreased staff combined with the closing of our UK and Hong Kong subsidiaries.

SELLING  AND  PROMOTION

Selling and promotion expenses were $152,627 for the year ended April 30, 2001 compared to $327,774 for the year ended April 30, 2000. The decrease of $175,147 can be attributed to reduced travel and salaries. Travel and salary expense was $13,093 for the year ended April 30, 2001 compared to $152,502 for the year ended April 30, 2000. Costs for samples and product brochures also showed a reduction of $71,281 for the year ended April 30, 2001 compared to the year ended April 30, 2000. Advertising and trade show expense were $57,593 for the year ended April 30, 2001 compared to $34,470 for the year ended April 30, 2000. This increase was a result of the launch of our new product lines and attendance at industry trade shows.

OFFICE  AND  ADMINISTRATION

Office and administration expenses were $706,618 for the year ended April 30, 2001 compared to $715,270 for the year ended April 30, 2000. The reduction of $8,652 represents reductions in insurance, printing and other related costs. Office and administrative cost have been severely reduced over the past three years and management makes reductions whenever possible and will continue to monitor these costs for potential reductions.

RESEARCH  AND  DEVELOPMENT

Expenditures for research and development showed an increase to $41,755 for the year ended April 30, 2001 compared to $35,840 for the year ended April 30, 2000. This increase of $5,915 is a direct result of our need to develop new, innovative products to add to our current product assortment.

OTHER  INCOME  AND  EXPENSES

Other expenses were $266,493 for the year ended April 30, 2001 compared to $1,184,063 for the year ended April 30, 2000. Costs associated with discontinued product line decreased to $135,805 for the year ended April 30, 2001 compared to $757,727 for the year ended April 30, 2000. This is a significant improvement for us, and indicates our cost cutting measures have been very effective. One time costs associated with a proposed acquisition decreased $402,000 for the year ended April 30, 2001 compared to the year ended April 30, 2000. Interest and factoring charges were $130,688 for the year ended April 30, 2001 compared to $24,336 for the year ended April 30, 2000. The increase in interest and factoring costs are a direct result of our inability to obtain less expensive funding since our de-listing. Other income was $105,235 for the year ended April 30, 2001 compared to $164,408 for the year ended April 30, 2000. This decrease is a direct result of decreases in interest income and gains on foreign currency translations along with reduced settlements on older accounts payable accounts.

NET  LOSS

Our net loss for the year ended April 30, 2001 was $1,236,516 compared to $3,167,373 for the year ended April 30, 2000. This decrease of $1,930,857 is a direct result of reduced costs and higher profit margins on new product lines. We have continued facing hard times through a lack of sufficient operating capital necessary for solid marketing, advertising and purchasing capabilities necessary to drive revenues, HOWEVER, OUR COST CUTTING MEASURES AND CORPORATE RESTRUCTURING ARE WORKING AND ASSISTING US IN OUR SOLE OBJECTIVE OF REACHING PROFITABILITY.

Our net loss for the year ended April 30, 2001 is attributed to operating deficiencies and our overall restructuring efforts. We expect a significant rise in revenues during our next fiscal year, as our new products receive broader distribution and as more DVD manufacturers ship greater numbers of NUON enhanced DVD players into the world markets. We fully expect to reach profitability next year. Our total operating expenses decreased to $1,389,615 for the year ended
April 30, 2001 compared to $2,213,975 for the year ended April 30, 2000. This decrease of $824,360 represents our continued dedication to controlling costs and reducing operating expenses.

Over the past year our management has spent a substantial amount of time and effort in addressing corporate administrative, reorganization and restructuring issues We have absorbed costs and have taken write-downs to position us for our new direction and a profitable future. Our management feels that over the past year this was accomplished and we are positioned for the future growth and profitability. Effective in the first quarter of Fiscal 2002 our UK subsidiary has been officially dissolved. This dissolution by Companies House effectively relieves us of any unresolved debts of our former UK subsidiary. The effect of this will be recognition of a gain on the final dissolution of our UK subsidiary effective for Fiscal Year 2002.

NET  LOSS  PER  SHARE

Net loss per share was $0.17 for the year ended April 30, 2001 compared to $0.74 per share for the year ended April 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital deficit was $2,099,693 for the year ended April 30, 2001 compared to $1,781,171 for the year ended April 30, 2000. This increased deficit is directly attributable to restructuring efforts, combined with our continued write downs and expenses associated to our former business model. We must rely on more expensive, second tier financing which dramatically increases costs and reduces working capital. Over the next twelve months it is anticipated we will require additional working capital to continue to fund our operations while our new products attain acceptance in the market. We are actively exploring both debt and equity financing as well as holding discussions with potential merger partners in order to obtain such funding. We are actively pursuing additional investment capital, however, there is no assurance management will be able to obtain such financing.


ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Reference is made to the financial statements, the notes thereto and reports thereon, commencing at page 20 of this report, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Directors  and  Executive  Officers

The following table sets forth information concerning each of the directors and executive officers of the Company:

Name               Age                    Position
-----------------  ---  --------------------------------------------
James L. Copland    51  President, Treasurer, Chairman of the Board,
                        and Chief Executive Officer
Catherine Copland   52  Secretary, Director
Steve Deckrow       55  Director
Greg Struthers      47  Director

James L. Copland has served as President, Treasurer, and Chairman of the Board since its inception. Mr. Copland has held senior management positions with numerous companies He served as Vice President of Sales and Marketing for North and South America for Aztech Labs, Inc., a manufacturer and marketer of multimedia sound cards. As Vice President, Sales of Bondwell Industrial, Inc., a manufacturer and distributor of notebook computers and joy sticks. As President for North American Operations of Laser Friendly, U.S. From 1984 until 1986 he served as Vice President, Sales and Marketing, of Atari (U.S.) Corporation. From 1982 until 1984, Mr. Copland served as General Sales and Marketing Manager of Commodore Computers, a Canadian company. Mr. Copland is the husband of Catherine Copland.

Catherine Copland has served as a director of the Company since December 1994, as Assistant Secretary since April 1995, and as Manager of Customer Service since January 1995 and as secretary since January 1997. Prior to this, Mrs. Copland has held various administrative positions with major corporations that included, Sun Life Insurance Company of Canada, Munich Reinsurance Company of Canada, and Pantek (US) Corp. Mrs. Copland is the wife of James L. Copland.

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

Gregory Struthers has been a director of the Company since January 1999. Mr. Struthers has served as Executive Vice President of the Company since January 1999. Mr. Struthers served as Director of Asian Operations, based in Asia, for the Company from January 1997 to January 1999. Previous to this, Mr. Struthers served as Vice President of Operations for Lee Data Inc., a wholly owned subsidiary of IIS Ltd., based in Haifa, Israel.

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

ITEM  10.     EXECUTIVE  COMPENSATION

                           Summary Compensation Table

The following table sets forth all compensation earned by the our Chief Executive Officer (the ("Named Officer") for services rendered to the Company during the two preceding fiscal years. No other executive officer of the Company earned more than $90,000 in the prior fiscal years.

                             Fiscal      Annual
Name and Principal Position   Year    Compensation
---------------------------  ------  --------------
James L. Copland               2001  $   175,000(1)
President, Treasurer,          2000  $     150,000
Chairman of the Board, and
Chief Executive Officer

(1) Mr. Copland's annual pay rate is reflected here, however, Mr. Copland has deferred over $145,000 in salary during the current year and over $51,000 for fiscal year ended April 30, 2000.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of August 3, 2001 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

Number of Shares
Name and Address                      Beneficially Owned(1)  Percent of Total(1)
------------------------------------  ---------------------  -------------------
James L. and Catherine Copland(2)(3)           3,890,016(3)                  33%

Directors and key employees as a
group (four persons)(2)(3)                     4,390,571(3)                  37%

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During the year ended April 30, 2000 our Board of Directors approved the issuance of 1,000,000 common shares valued at $0.375 to the Company's CEO as compensation. An additional 468,750 shares valued at $0.32 were granted to James
L. Copland as a $150,000 bonus. Due to cash flow considerations Mr. Copland declined a cash payment in favor of common stock

We believe the forgoing transaction was on terms no less favorable to us than could have been obtained from unrelated third parties. We intend to continue to require any future transactions with affiliated parties be on such terms and approved by a majority of the disinterested directors.

                                    PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  10-K

(a)        Exhibits

Exhibit
Number     Exhibit
------     -------

1.3(1)     Form  of  Underwriter's  Warrants
1.4(1)     Form  of  Warrant  Agreement
3.1(1)     Restated  Articles  of  Incorporation
3.2(1)     Bylaws
4.1(2)     Form  of  Certificate  evidencing  shares  of  Common  Stock
4.2(2)     Form  of  Certificate  evidencing  Stock  Purchase  Warrant
4.3(2)     Certificate  of  Designation  of  Series  A  Preferred  Stock
4.4(2)     Form  of  Certificate  evidencing  Series  A  Preferred  Stock
10(3) Form of Employment Agreement between the Company and James L. Copland dated July 1, 1997
21.0(2)    Subsidiaries  of  the  Registrant
22.0       9%  Convertible  Debenture

 (1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-96812 LA).

 (2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about September 23, 1996.

 (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 filed with the U.S. Securities and Exchange Commission on or about June 30, 1997.

(b)     Reports  on  Form  8-K;

     There have been no reports filed on Form 8-K during the final quarter of fiscal year ended April 30, 2001, the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOT PRODUCTS, INC.COM

Date:  August 10, 2001               /s/  James  J.  Copland
                                     -----------------------
                                     James L. Copland, Chairman of the Board,
                                     President, Treasurer, Chief Executive
                                     Officer, and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                       Date
---------------------  -------------------------------------  --------------
/s/ James L. Copland   President, Treasurer, Chief Executive  August 6, 2001
---------------------
James L. Copland       Officer, and Director

/s/ Catherine Copland  Assistant Secretary and Director       August 6, 2001
---------------------
Catherine Copland

/s/ Greg Struthers     Director                               August 6, 2001
---------------------
Greg Struthers

/s/ Steve Decrow       Director                               August 6, 2001
---------------------
Steve Decrow

/s/ Rick Greenberg     Director of Finance                    August 6, 2001
---------------------
Rick Greenberg

                              HOT PRODUCTS, INC.COM


                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                                 APRIL 30, 2001
                        AND INDEPENDENT AUDITORS' REPORT

HOT  PRODUCTS,  INC.COM

TABLE  OF  CONTENTS
-------------------------------------------------------------------

                                                               PAGE

INDEPENDENT  AUDITORS'  REPORT                                  F-1

CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE  YEARS  ENDED
  APRIL  30,  2001  AND  2000:

  Consolidated  Balance  Sheet                                  F-2

  Consolidated  Statements  of  Operations                      F-3

  Consolidated  Statements  of  Stockholders'  Deficit          F-4

  Consolidated  Statements  of  Cash  Flows                     F-5

NOTES  TO  FINANCIAL  STATEMENTS                                F-6

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  of
Hot  Products,  Inc.com
Scottsdale,  Arizona:

We have audited the consolidated balance sheet of Hot Products, Inc.com (formerly SC&T International, Inc.) and subsidiaries (the "Company"), as of April 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended April 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hot Products, Inc.com and subsidiaries as of April 30, 2001 and the consolidated results of their operations and their cash flows for each of the two years in the period ended April 30, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $2,099,963 at April 30, 2001 and has experienced significant operating losses with uncertain cash flow to service trade debt and operating expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/  WEBER  &  COMPANY,  P.C.
Scottsdale,  Arizona
July  30,  2001

HOT  PRODUCTS,  INC.COM

CONSOLIDATED  BALANCE  SHEET
APRIL  30,  2001
--------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $      2,101
   Accounts receivable (net of $8,000 allowance)                   39,996
   Inventories                                                    466,824
   Prepaid expenses and other assets                                5,694
                                                             -------------
      Total current assets                                        514,615

PROPERTY AND EQUIPMENT, net                                        38,254

OTHER ASSETS                                                       52,014
                                                             -------------

TOTAL ASSETS                                                 $    604,883
                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
   Accounts payable                                          $  1,698,817
   Accrued liabilities                                             75,503
   Accrued wages and taxes                                        408,131
   Advances from customers                                        113,185
   Due under factoring arrangement                                 34,786
   Accrued interest                                                24,002
   Notes payable                                                  186,986
   Note payable to shareholder                                     66,332
   Capital lease obligations - current portion                      6,836
      Total current liabilities                                 2,614,578
                                                             -------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value, 33,332,747
      shares authorized, 10,045,623 issued and outstanding        100,456
   Paid in capital                                             17,695,937
   Accumulated deficit                                        (19,806,088)
                                                             -------------
      Total stockholders' deficit                              (2,009,695)
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    604,883
                                                             =============


    The accompanying notes are an integral part of these consolidated financial statements.

HOT  PRODUCTS,  INC.COM

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  APRIL  30,  2001  AND  2000
---------------------------------------------------


                                                                2001          2000
REVENUE:
  Net product sales                                         $   502,944   $   470,982
  Royalty income                                                100,662       161,411
                                                            ------------  ------------
                                                                603,606       632,393

COST OF SALES
     Cost of sales                                              289,249       566,136

      Gross profit                                              314,357        66,257
                                                            ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Salaries and benefits expense                              488,615     1,135,091
     Selling and promotion expense                              152,627       327,774
     Office and administrative expense                          706,618       715,270
     Research and development expense                            41,755        35,840
                                                            ------------
       Total selling, general and administrative expenses     1,389,615     2,213,975
                                                            ------------  ------------

LOSS FROM OPERATIONS                                         (1,075,258)   (2,147,718)
                                                            ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest income                                                  -        (1,566)
     Interest expense and factoring charges                     130,688        24,336
     Other (income)                                            (105,235)     (160,963)
     Costs associated with discontinued product line            135,805       757,727
     Foreign currency gain                                            -        (1,879)
     Loss on proposed acquisition                                     -       402,000
      Total other expenses                                      161,258     1,019,655
                                                            ------------  ------------

NET LOSS                                                    $(1,236,516)  $(3,167,373)
                                                            ============  ============

NET LOSS PER COMMON SHARE
   Basic                                                    $     (0.17)  $     (0.74)
                                                            ============  ============
   Diluted                                                  $     (0.17)  $     (0.74)
                                                            ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                      7,271,013     4,278,848
                                                            ============  ============
   Diluted                                                    7,271,013     4,278,848
                                                            ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

HOT  PRODUCTS,  INC.COM

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
FOR  THE  YEARS  ENDED  APRIL  30,  2001  AND  2000
---------------------------------------------------


                                                                            ADDITIONAL
                                                        COMMON     STOCK      PAID-IN      CURRENCY     ACCUMULATED
                                                      ----------  --------
                                                        SHARES     AMOUNT     CAPITAL    TRANSLATION      DEFICIT        TOTAL
BALANCE May 1, 1999                                    3,351,064  $ 33,511  $15,478,055  $     2,527   $(15,402,199)  $   111,893

 Stock issued as investment banking fees                 200,000     2,000      400,000                                   402,000

 Stock issued as compensation                          1,000,000    10,000      365,000                                   375,000

 Stock issued for cash                                 1,062,375    10,624      734,137                                   744,761

 Currency translation related to closed subsidiaries                                          (2,527)                      (2,527)

   Net loss                                                                                              (3,167,373)   (3,167,373)
                                                                                                       -------------  ------------

BALANCE APRIL 30, 2000                                 5,613,439    56,135   16,977,192            -    (18,569,572)   (1,536,246)

  Shares issued to settle accrued compensation           468,750     4,688      145,312                                   150,000

  Shares issued for services                             200,000     2,000       64,000                                    66,000

  Exercise of employee options                           284,446     2,844       44,223                                    47,067

  Conversion of debentures                             3,478,988    34,790      365,210                                   400,000

  Discount for beneficial conversion feature on debt                            100,000                                   100,000

   Net loss                                                                                              (1,236,516)   (1,236,516)

BALANCE APRIL 30, 2001                                10,045,623  $100,456  $17,695,937  $         -   $(19,806,088)  $(2,009,695)
                                                      ==========  ========  ===========  ============  =============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

HOT  PRODUCTS,  INC.COM

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR  THE
YEARS  ENDED  APRIL  30,  2001  AND  2000


                                                           2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(1,236,516)  $(3,167,373)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                             74,663       192,805
  Write-down of equipment for impairment                   135,805
  Stock issued as compensation for services                 66,000       375,000
  Loss on proposed acquisition                                   0       402,000
  Amortization of debt discount                            100,000
  Loss on disposal of property and equipment                     0        90,744
  Changes in assets and liabilities:
    Accounts receivable                                    (38,866)      398,970
    Inventories                                           (307,847)    1,254,092
    Prepaid expenses and other current assets                8,905       175,157
    Other assets                                           (38,960)       10,417
    Accounts payable                                       390,810      (957,682)
    Accrued liabilities                                     12,754       (62,683)
    Accrued wages and taxes                                197,067       300,855
    Advance from customer                                    7,003       106,182
                                                       ------------  ------------
          Net cash used in operating activities           (629,182)     (881,516)
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (16,848)      (24,721)
                                                       ------------  ------------
          Net cash used in investing activities            (16,848)      (24,721)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                              542,986        50,000
  Proceeds from shareholder notes payable                   72,850
  Repayment of principal on notes payable                   (6,000)
  Repayment of principal on shareholder notes payable       (6,518)
  Payment of capital lease obligations                      (4,724)      (12,234)
  Proceeds from issuance of common stock                         -       744,761
  Advances from factor                                      34,786       (68,737)
                                                       ------------  ------------
          Net cash provided by financing activities        633,380       713,790
                                                       ------------  ------------

DECREASE IN CASH AND EQUIVALENTS                           (12,650)     (192,447)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   14,751       207,198
                                                       ------------  ------------

CASH AND EQUIVALENTS, END OF PERIOD                    $     2,101   $    14,751
                                                       ============  ============

SUPPLEMENTAL  CASH  FLOW  INFORMATION:
  Interest  paid                                       $     6,686   $    24,336
                                                       ============  ============

NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Conversion of debentures  to  common  stock          $   400,000   $         -
                                                       ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

HOT  PRODUCTS,  INC.COM

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  FOR  THE
YEARS  ENDED  APRIL  30,  2001  AND  2000
-----------------------------------------

1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Hot Products, Inc.com, formerly SC&T International, Inc., (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. In
     December 1999, due to continued competition and an unprofitable retail market, the Company decided to abandon many of its previous product lines and pursue products supporting NUON technology enhanced DVD player and set-top box segments of the retail OEM channels. The Company's past customers included many of the major electronics retailers in the United States and overseas. Customers for its new NUON products will be original equipment manufacturers in the home electronics industry. The Company also will attempt a direct sales channel via the Internet. Wholly owned subsidiaries in the United Kingdom and Hong Kong were closed during the year ended April 30, 2000 (Note 12).

     In addition to new electronic products, the Company commenced development of an entire line of innovative and comprehensive Road Emergency, Automotive Survival and Outdoor Survival products. Sale of the new products commenced in the year ended April 30, 2001.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had negative working capital of $2,099,963 at April 30, 2001 and continues to suffer material operating losses. The Company has introduced new product lines and there can be no assurances that these product lines will be successful and profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from profitable operations or raise adequate capital to meet its obligations on a timely basis. The Company is attempting to raise equity capital and is pursuing other operating alliances to enhance its sales volume and profitability. However, there can be no assurances that the Company will be successful with these attempts.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Consolidation  - The consolidated financial statements include the accounts
     -------------
     and activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), SC&T Asia, Limited (Hong Kong), SC&T America, Inc. and SC&T Racing Enterprises, Limited. All of the Company's subsidiaries are now dormant entities with no material assets or liabilities. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and cash equivalents includes all short-term highly liquid investments
     -------------------------
     that are readily convertible to known amounts of cash and have original maturities of three months or less.

     Inventories  are  stated  at  the  lower  of  cost (first-in, first-out) or
     -----------
     market. Allowances are made for returned inventory to reflect estimated net realizable value of those items. Inventory costs include assembly labor, freight, cost of materials and overhead allocations.

     Property  and  equipment  are  recorded  at  cost  and  depreciated  on  a
     ------------------------
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling equipment acquired and not yet placed in service.

     Revenue  recognition  -  The Company recognizes revenue when the product is
     --------------------
     shipped. Products have warranties covering defects. Certain customers have arrangements that provide the right to return unsold merchandise. The Company provides an allowance to reflect estimated returns of product from customers and warranty costs. The Company may also provide price protection to certain customers. The Company records the price protection as a reduction of revenue at the time of the price reduction.

RESEARCH  AND  DEVELOPMENT  COSTS  FOR  NEW  PRODUCTS  ARE EXPENSED AS INCURRED.

ADVERTISING COSTS ARE EXPENSED AS INCURRED. ADVERTISING EXPENSE FOR THE YEARS ENDED APRIL 30, 2001 AND 2000 WAS APPROXIMATELY $28,000 AND $48,000, RESPECTIVELY.

     Income  taxes  -  The  Company  provides  for  income  taxes  based  on the
     -------------
     provisions  of
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Foreign  currency  translation  -  The  foreign subsidiaries maintain their
     ----------------------------
     financial statements in the local currencies which have been determined to be the functional currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations.

     Financial  instruments  -  Financial instruments consist primarily of cash,
     ----------------------
     accounts receivable, and obligations under accounts payable, accrued expenses, note payable and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

     Use  of  Estimates-  The  preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Loss  Per  Share  -  Basic  loss  per  share is computed using the weighted
     ----------------
     average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding for the period.

     Reclassifications  -  The financial statements for the prior period contain
     -----------------
     certain classifications to be consistent with the 2001 financial statement presentation.

     Impairment  of  Long-Lived  Assets  and Long-Lived Assets to be Disposed Of
     ---------------------------------------------------------------------------
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Recently  Issued  Accounting  Standards  -  In  June  1998,  SFAS  No. 133,
     ---------------------------------------
     Accounting for Derivative Instruments and Hedging Activities, was issued effective for fiscal years beginning after June 15, 2001 (as amended by SFAS No. 137 and SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement, as amended, also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 will have no impact on the Company.

     Effective July 1, 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it has two reportable operating segments.

     In December 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

3.   INVENTORIES

     Inventories  consisted  of  the  following  at  April  30,  2001:

          Materials  and  components      $    316,948
          Finished  goods                      149,876
                                          ------------

                Total  inventory          $    466,824
                                          ============

     Materials and components consist of specially manufactured NUON chips and miscellaneous components for assembly into the roadside emergency kits. The materials and components inventories include $50,840 of NUON chips that are being held by the Company's contract manufacturer in Asia. Finished goods inventories includes finished roadside emergency kits and NUON game controllers.

4.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at April 30, 2001:

          Office  furniture  and  equipment                 $    267,851
          Tools,  dies  and  molds                               511,361
          Computer  equipment                                    139,307
          Warehouse  equipment                                    12,620
                                                            -------------

          Total                                                  931,139
            Impairment reserve                                  (135,805)
            Less accumulated depreciation and amortization      (757,080)
                                                            -------------

          Property  and  equipment  -  net                  $     38,254
                                                            =============

     In the year ended April 30, 2001, the Company recorded a write-down a $135,805 for impairment of certain tooling equipment used in the production of gaming products. This equipment was used for specific procucts that the Company no longer produces. The Company may be able to utilize the equipment in the future but such utilization is uncertain. The write-off represents the remaining net book value of those tools.

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

6.   ADVANCES  FROM  FACTOR

     The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at April 30, 2001 of $34,786 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

7.   NOTES  PAYABLE

     The Company borrowed $50,000 under a bridge loan agreement to be repaid by funds to be received from a private placement of common stock commenced during the year ended April 30, 2001. The note was to be repaid immediately upon receipt of the funds or the note was to be converted into stock or an interest bearing note at a rate to be negotiated. The $50,000 balance outstanding at April 30, 2001 remains outstanding because the private placement was delayed and had not yet commenced at April 30, 2001. The note is classified as current and the Company is accruing interest on the note at 10% per annum.

     During the year ended April 30, 2001, the Company borrowed funds from its president and chairman of the board of directors. This individual is also the Company's largest single shareholder. The Company borrowed $72,850 from this officer and the balance at April 30, 2001 was $66,332. The note payable to shareholder is unsecured, due upon demand and bears interest at 9% per annum.

     During the year ended April 30, 2001, the Company borrowed funds from a third party investment group. It was understood by management that the investor had committed to fund a total of $500,000 under a convertible debenture agreement. The investor funded $136,986 and ceased additional funding unless terms of the investment were amended. The Company refused to amend the terms. The Company is disputing the repayment of these funds on the grounds that the Company incurred damages by relying upon representations made by the investor. The note payable is unsecured, and and has no stated interest or repayment terms.

          8.   CONVERTIBLE  DEBENTURES

     On August 28, 2000, the Company executed a Convertible Debenture Agreement in the amount of $400,000. The debentures are due August 27, 2001 and bear interest at 9% per annum. The debenture agreement also provides the purchaser warrants to purchase 150,000 shares of the Company's common stock at $0.80 per share. The warrants expire on August 27, 2003. The debentures are convertible into the Company's common stock at the lower of $0.80 per share or 80% of the lowest twenty inter-day trading price. The Company recorded a discount on the debentures of $100,000, representing the value of discount for the beneficial conversion feature contained in the debentures. The discount was amortized as of the date of issuance due to the immediate conversion option of the purchaser. The debentures were converted to 3,478,988 shares during the year ended April 30, 2001. At April 30, 2001, there was accrued interest of $14,454 on the convertible debentures that is convertible by the debenture holders at the same rate as the original debentures.

          9.   INCOME  TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended April 30, 2001 and 2000, respectively, consisted of the following:

                                                     2001          2000
                                                 ------------  -------------

          Current  tax  provision  (benefit)     $  (482,852)  $   (944,761)
          Deferred tax  provision  (benefit)         482,852        944,761
                                                 ------------  -------------

          Total income tax provision (benefit)   $       -0-   $         -0-
                                                 ============  =============

     There was no deferred tax liability at April 30, 2001. There was a deferred tax asset of $7,997,374 at April 30, 2001, which consisted of the following:

          Net operating loss carryforwards  $  7,776,301
          Allowance  for doubtful accounts        10,000
          Accrued  compensation                  138,973
          Property  and  equipment                82,100
                                            -------------
               Subtotal                        7,997,374

          Valuation  allowance                (7,997,374)
                                            -------------
          Total                             $         -0-
                                            =============

     Deferred income taxes for the year ended April 30, 2001, primarily relate to temporary differences for the increase in the valuation allowance of $482,172 for the deferred income tax asset related to the net operating loss carryforward plus reversal of temporary differences in the allowances for doubtful accounts.

     The Company files a consolidated income tax return in the United States. There is no effect of foreign income taxes since the foreign subsidiaries incurred operating losses for income tax purposes. Any effect of foreign income taxes would be recognized in the U.S income tax return.

     Net operating loss carryforwards of $19,388,338 for federal income tax purposes expire from 2010 through 2019. Net operating loss carryforwards of $18,586,722 for state income tax purposes expire from 2001 through 2004

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                   2001               2000
                                             -----------------  -----------------
Federal statutory rates                      $(420,415)  (34)%  $(766,663)  (34)%
State income taxes - net of federal benefit    (74,191)   (6)%   (180,391)   (8)%
Valuation allowance for operating                                             42%
  loss carryforwards                           482,172     39%    944,761
Other                                           12,434      1%      2,292     - %
                                             ----------  -----  ----------  -----
      Effective rate                         $     -0-    -0-%  $     -0-    -0-%
                                             ==========  =====  ==========  =====

10.  LEASES

     Operating  Leases
     -----------------

     The Company leases its facilities and certain office equipment under long-term operating leases that expire through February 2002. Rent expense under these leases was approximately $97,000 and $159,000 for the years ended April 30, 2001 and 2000, respectively. Minimum annual lease payments under these agreements are as follows:

     Years ended April 30:
          2002              $    73,000
                            -----------
          Total             $    73,000
                            ===========

     Capital  Leases
     ---------------

     The Company leases office equipment under a capital lease which expired in the year ended April 30, 2001. Past due minimum required lease payments under the lease agreement at April 30, 2001 are as follows:

                                              $      7,272

     Less  amount  representing  interest             (436)
                                              -------------

     Total future minimum lease payments-net  $      6,836
                                              =============

     Assets capitalized under the capital leases included in property and equipment balances totaled $9,189 (net of accumulated amortization of $33,880) at April 30 2001.

11.  LOSS  PER  SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

                                                                       Per
                                           Income/Loss                Shares               Share
                                                                      ------               -----
                                        2001          2000        2001       2000      2001     2000
                                    ------------  ------------  ---------  ---------  -------  -------
Net (Loss)                          $(1,236,516)  $(3,167,373)

BASIC (LOSS) EARNINGS PER SHARE:
  Loss available to Common
    Shareholders                    $(1,236,516)  $(3,167,373)  7,271,013  4,272,848  $(0.17)  $(0.74)

EFFECT OF DILUTIVE SECURITIES       N/A           N/A

DILUTED (LOSS) EARNINGS PER SHARE   $(1,236,516)  $(3,167,373)  7,271,013  4,278,484  $(0.17)  $(0.74)


     Common equivalent shares of 3,525,061 and 2,436,478 related to stock options and warrants outstanding at April 30, 2001 and 2000 respectively, are excluded from the computation because the effect of inclusion would be anti-dilutive.

12.  STOCKHOLDERS'  DEFICIT

     COMMON  STOCK
     -------------

     During the year ended April 30, 2001, the Company issued 3,478,988 shares of its common stock when $400,000 of the convertible debentures were converted by the debenture holder. The debentures were converted at approximately $0.12 per share under the original terms of the debenture agreement.

     Also during the year ended April 30, 2001, the Company issued 284,446 shares of its common stock upon the exercise of options by one of the Company's officers. The officer exchanged amounts due to the officer of $47,067 related to unreimbursed employee business expenses in the exercise of the options.

     During the year ended April 30, 2001, the Company issued 200,000 shares of common stock at $0.33 per share, the trading value of the shares at the time of the commitment, to an investor relations firm as payment for those services. The Company recognized an expense for those services of $66,000.

     During the year ended April 30, 2001, the Company issued 468,750 shares of common stock at $0.33 per share, the trading value of the shares at the time of the commitment, to the Company's president. The shares were issued as payment for $150,000 accrued compensation to the officer.

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

     ADDITIONAL  PAID-IN  CAPITAL
     ----------------------------

     To account for the $100,000 discount related to the beneficial conversion feature on the convertible debenture, a credit of the same amount was made to additional paid-capital.

     STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

     The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                             2001            2000
                                        --------------  --------------
     Net  Loss  -  as  reported         $  (1,236,516)  $  (3,167,373)
     Net  Loss  -  pro  forma           $  (1,511,502)  $  (3,726,085)
     Loss  per  share  -  as  reported  $       (0.17)  $       (0.74)
     Loss  per  share  -  pro forma     $       (0.21)  $       (0.87)

    Under the provisions of SFAS No. 123, the number of fully vested options granted of 1,217,000 options plus 324,250 proportionately vested options for the year ended April 30, 2001, and the number of fully vested options granted of 468,750 options plus 648,500 proportionately vested options for the year ended April 30, 2000, were used to determine net earnings and earnings per share under a pro forma basis. There were 1,327,000 and 1,143,917 options granted in the years ended April 30, 2001 and 2000 respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended April 30, 2001 and 2000:

          Dividend yield               None
          Volatility                  45.70
          Risk free interest rate      5.98%
          Expected asset life        2 years

     A summary of activity for the Company's stock options and warrants is presented below:

                                                      Exercise
                                          OPTIONS       Price
                                                     -----------
Options outstanding at May 1, 1999          26,667   $      0.06
Granted                                  1,117,250   $ 0.65-0.35
Exercised                                        0
Terminated/Expired                          (6,750)  $      0.65
Options outstanding at April 30, 2000    1,137,167   $0.06- 0.65
                                        -----------

Granted                                  1,327,000   $      0.18
Exercised                                 (284,444)  $      0.17
Terminated/Expired                        (110,000)  $      0.08
Options outstanding at April 30, 2001    2,076,473   $      0.34

Price per share of options outstanding  $0.06-0.65

Options exercisable at April 30, 2001    2,076,473

Weighted  average  remaining
  contractual lives                      8.95 years

Weighted  average  exercise price
  of options granted                    2001         $0.18
                                        2000         $0.52

Weighted  Average fair value of
options  granted during the year        2001         $0.06
                                        2000         $0.50

     The Company has common stock warrants outstanding that were issued in connection with certain equity raises.

                                                Warrants   Price    EXPIRATION
                                                ---------  ------
Warrants issued in the initial public offering      6,027  $ 0.43  June 2001

Issued in private placement in the year
  ended April 30, 1999                            600,000  $ 1.50  May 2002
                                                  200,001  $ 3.00  June 2002
                                                  200,001  $ 5.00  August 2002

Issued in private placement in the year
  ended April 30, 2000                            292,559  $ 1.00  December 2002

Warrants issued on convertible debt               150,000  $ 0.80  August 2003

Warrants outstanding at April 30, 2001          1,448,588
                                                ---------

13.  DISCONTINUED  PRODUCT  LINES

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

     Write down of inventory to estimated net realizable value        $  305,401
                                                                      ==========

     Write down of assets of closed subsidiaries and related charges     357,439

     Write down of various assets and related charges                     94,887
                                                                      ----------
          Total                                                       $  757,727
                                                                      ==========

     This matter was not accounted for as a disposal or abandonment of a business segment as the Company will remain in the consumer electronics business but will focus on Nuon products.

     The Company also developed a comprehensive line of Road Emergency, Auto Survival, and Outdoor Survival kits which are now ready for marketing. Expenses incurred related to new products have not been significant.

14.  RELATED  PARTY  TRANSACTIONS

     On July 1, 1997 the Company entered into a new five-year employment agreement with its Chief Executive Officer. The agreement provides for a base salary and certain benefits plus an incentive bonus to be determined at the sole discretion of the Board of Directors. As part the agreement, the officer and his wife received cash payments for accumulated accrued vacation and forgiveness of all amounts owed by them to the Company. The agreement also contains termination provisions and a one-year non-competition clause.

     During the year ended April 30, 2001, the Company borrowed funds from its president and chairman of the board of directors. This individual is also the Company's largest single shareholder. The Company borrowed $72,850 from this officer and the balance at April 30, 2001 was $66,332.

15.  CONCENTRATIONS

     Sales to one customer represented approximately 43% of total revenue and sales to three customers represented approximately 64% of total revenue for the year ended April 30, 2001. One customer account represented approximately 56% of the gross accounts receivable balance at April 30, 2001.

     Two customers were responsible for approximately 23% of the Company's net revenue for the year ended April 30, 2000.

     The Company licenses certain technology (NUON) for one of its product lines from one licensor.

16.  COMMITMENTS  AND  CONTINGENCIES

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

     The Company is in dispute with a provider of certain technology regarding the payment of royalties. The Company has asserted that royalties were paid as required under the agreement and that the provider made material misrepresentations under the royalty agreement. The Company has filed a counterclaim. The case is set for mandatory arbitration. The Company had accrued $113,069 relative to this matter which represents its originally calculated royalty due to the provider. Subsequent to April 30, 2001, the Company reached a final settlement on this matter. The Company received insurance proceeds to settle the claim. The net result of the insurance claim and previously accrued liability was a gain of approximately $83,000 which is recorded as other income is the accompanying statement of operations for the year ended April 30, 2001.

18.  SEGMENT  AND  GEOGRAPHIC  INFORMATION

     The Company's revenue was generated from sales in two primary geographic regions, the United States and Europe. There were no material operations in the Company's Asian subsidiary. The European operations were based out of the Company's wholly owned subsidiary in the U.K. At April 30, 2001,the Company considers it products to fall within two segments, computer/DVD gaming products and roadside emergency and automotive products.

     The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Revenues                     2001        %       2000        %
----------------------------  ------------  ----  ------------  ----
United States                 $   603,606   100%  $   507,250    73%
Europe                                                125,143    27%
                Total         $   603,606         $   632,393

    Gaming products           $   442.752    76%  $   470,982    74%
    Roadside emergency             60,142     7%
    Royalties                     100,662    17%      161,411    26%
                              ------------        ------------
                              $   603,606         $   632,393
                              ============        ============

Net Loss Before Income Taxes
----------------------------

United States                 $(1,236,516)  100%  $(2,254,890)   72%
Europe                                               (870,208)   28%
                                                      (42,275)
                              ------------        ------------
                              $(1,236,516)        $(3,167,373)
                              ============        ============

Gaming products               $    34,088         $(1,258,644)
Roadside emergency                  8,891
  Other                        (1,279,495)         (1,908,729)
                              ------------        ------------
                              $(1,236,516)        $(3,167,373)
                              ============        ============

Assets
----------------------------

United States                 $   604,883   100%  $   434,387   100%
Europe
                              ------------        ------------
                              $   604,883         $   434,387
                              ============        ============

     Substantially all depreciation expense relates to the gaming products segment.

     The measure of loss by segment is reconciled to the total loss resulting primarily from general and administrative expenses that cannot be allocated directly to either segment.

17.  SUSEQUENT  EVENTS

     As discussed in Note 12, subsequent to April 30, 2001, the Company settled a dispute with a provider of one of its technologies resulting in a gain in the year ended April 30, 2001, of approximately $83,000.

     Also subsequent to April 30, 2001, the Company settled a dispute, in which it was the plaintiff, resulting in proceeds and a gain of $300,000 that will be recognized in the year ended April 30, 2002.

                                *  *  *  *  *  *