Form 10QSB
period 2001-07-31
HOT PRODUCTS INC COM
filed 2001-08-27
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001
                        Commission File Number: 0-27382.

                              HOT PRODUCTS, INC.COM
                              ---------------------
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


     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of August 20, 2001 latest practicable date: 11,738,540 shares of Common Stock, par value $0.01 per share.
     Transitional  Small  Business Disclosure Format (Check one): Yes      No X
                                                                      ---    ---

                              HOT PRODUCTS, INC.COM
                              ---------------------
                                 AND SUBSIDIARY
                                 --------------

                                                                  Page
PART I  FINANCIAL INFORMATION

Item 1  Financial Information

      Consolidated Balance Sheet as of July 31, 2001                 3

      Consolidated Statements of Operations for the Three Months
            Ended July 31, 2001 and July 31, 2000                    4

      Consolidated Statements of Cash Flows for the Three Months
            Ended July 31, 2001 and July 31, 2000                    5

      Notes to Consolidated Financial Statements                     6

Item 2 Management's Discussion and Analysis                          8

PART II OTHER INFORMATION

Item 1   Litigation                                                 11

Item 2   Change in Securities                                       11

Item 3   Defaults Upon Senior Securities                            11

Item 4   Submission of Matters to a Vote of Security-Holders        11

Item 5   Other Information                                          11

Item 6   Exhibits & Reports on Form 8-K                             11

                         PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)


                                                               JULY 31,
                                                                 2001
                                                            --------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $      40,339
  Accounts receivable (net of $11,516 allowance)                   10,436
  Inventories                                                     469,019
  Prepaid expenses and other assets                                28,591
                                                            --------------
     Total current assets                                         548,385

PROPERTY AND EQUIPMENT, net                                        34,668

OTHER ASSETS                                                       30,909
                                                            --------------

TOTAL ASSETS                                                $     613,962
                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $     414,987
  Accrued Expenses                                                178,941
  Customer Deposits                                               185,732
  Notes Payable                                                    89,940
                                                            --------------
     Total current liabilities                                    869,600

Contingent Liabilities and Disputed Payables                 1,062,093.00

     TOTAL LIABILITIES                                          1,931,693
                                                            --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 11,738,540 issued and outstanding         117,385
  Paid in capital                                              18,010,718
  Accumulated deficit                                         (19,445,834)
                                                            --------------
     TOTAL STOCKHOLDERS' EQUITY                                (1,317,731)
                                                            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     613,962
                                                            ==============


                                   3
    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                             JULY  31,
                                                         2001         2000
                                                     ------------  -----------

NET SALES and ROYALTY REVENUES                       $   106,958   $  417,568

COST OF SALES                                             17,887      132,818
                                                     ------------  -----------

  Gross profit                                            89,071      284,750
                                                     ------------  -----------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Salaries and benefits expense                          101,838      122,006
  Selling and promotion expense                            6,053       16,620
  Office and administrative                               86,204      142,228
  Research and development expense                           396       14,064
                                                     ------------  -----------
Total selling, general and administrative expenses       194,491      294,918
                                                     ------------  -----------

LOSS FROM OPERATIONS                                    (105,420)     (10,168)
                                                     ------------  -----------

OTHER (INCOME) AND EXPENSES
  Gain on Disposal of Subsidiary                        (137,850)
  Gain on Settlement of Lawsuit                         (300,000)
  Interest expense and factoring charges                   4,151          633
  Other income                                           (32,371)     (27,231)
                                                     ------------  -----------

Total other (income)                                    (466,070)     (26,598)
                                                     ------------  -----------

NET INCOME                                           $   360,650   $   16,430
                                                     ============  ===========

Basic income per common share                        $      0.03            *
                                                     ============  ===========

Diluted income per common share                      $      0.03            *
                                                     ============  ===========


Weighted average shares outstanding - Basic           11,457,000    5,613,539
                                                     ============  ===========

Weighted average shares - Diluted                     11,498,595    5,647,761
                                                     ============  ===========

       *  less than $0.01

                                   4
    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                                               THREE MONTHS ENDED
                                                                    JULY  31,
                                                                2001        2000
                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Profit                                                 $ 360,650   $  16,439
  Adjustments to reconcile net profit to net cash
    provided by operating activities:
  Depreciation and amortization                                  3,786      36,350
  Noncash gain on disposal of Subsidiary                      (137,850)
  Changes in assets and liabilities:
    Accounts receivable                                        (26,044)   (121,519)
    Inventories                                                 (2,195)   (110,376)
    Prepaid expenses and other current assets                     (103)    (15,790)
    Other assets                                                 1,995        (400)
    Accounts payable & Contingent liabilities                  (24,387)    183,988
    Accrued liabilities and Customer Deposits                 (104,386)   (190,699)
                                                             ----------  ----------
        Net cash (used in) provided by operating activities     71,466    (202,007)
                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (5,243)
                                                             ----------  ----------
        Net cash (used in) provided by investing activities                 (5,243)
                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                                    6,287     197,500
  Payments on notes payable                                    (32,679)
  Payment of capital lease obligations                          (6,836)     (2,157)
                                                             ----------  ----------
        Net cash (used in) provided by financing activities    (33,228)    195,343
                                                             ----------  ----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     38,238     (11,907)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        2,101      14,751
                                                             ----------  ----------

CASH AND EQUIVALENTS, END OF PERIOD                          $  40,339   $   2,844
                                                             ==========  ==========


NONCASH OPERATING ACTIVITIES:
  Issuance of common stock to reduce accrued Payroll         $ 254,025
                                                             ==========

  Issuance of common stock to reduce contingent liability    $  59,500
                                                             ==========

                                   5
    The accompanying notes are an integral part of these financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

I.  INTERIM  REPORTING

     The accompanying unaudited Consolidated Financial Statements for Hot Products inc.com have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the three month period ended July 31,2001 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2002.


Common  Stock
-------------
Our shares of common stock are traded under the symbol HPIC on the Nasdaq bulletin board market. We have completed and filed its 10K report for the year ended April 30, 2001.

II.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Consolidation  -  The consolidated financial statements include the accounts and
-------------
activities of Hot Products, Inc.com and its wholly owned subsidiaries, SC&T Europe, Limited (United Kingdom), and SC&T Asia, Limited (Hong Kong). All significant inter-company transactions and balances have been eliminated in consolidation. SC &T Europe was dissolved in July 2001. The resulting gain on this dissolution is reported in these financial statements.

Cash and Cash Equivalents includes all short-term highly liquid investments that
-------------------------
are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories  are  stated  at  the lower of cost (first-in, first-out) or market.
-----------
Allowances are made for returned inventory to reflect estimated net realizable value of those items.

Property  and  Equipment are recorded at cost and depreciated on a straight-line
------------------------
basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet been placed in service.

Revenue  Recognition  - We recognize revenue when the product is shipped, and or
--------------------
paid for by the customer. We provide an allowance to reflect estimated returns of product from customers and warranty costs. We receive royalty revenues on a regular quarterly basis and recognize this revenue when received.

Research and Development - The costs for new product development are expensed as
------------------------
incurred.

Use  of  Estimates-  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - Earnings per share is calculated using the weighted average
------------------
number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

                                  Net  Income            Shares                     Per  Share
                              -----------------  ---------------------  ---------------------------------
                                2001     2000       2001       2000           2001             2000
                              --------  -------  ----------  ---------  ----------------  ---------------

Net Income                    $360,650  $16,430
BASIC EARNINGS PER SHARE:
Income available to
Common Shareholders           $360,650  $16,430  11,457,000  5,613,539  $           0.03  Less than $0.01

EFFECT OF DILUTED SECURITIES     N/A       N/A       41,595     34,222   Less than $0.01  Less than $0.01

DILUTED EARNINGS PER SHARE    $360,650  $16,430  11,498,595  5,647,761  $           0.03  Less than $0.01

Common equivalent shares of 2,688,918 and 2,747,251 related to stock options and warrants outstanding at July 31, 2001 and 2000 respectively, are excluded from the computation because the effect of inclusion would be anti-dilutive.

Segment  and  Geographic  Information - The Company's revenue was generated from
-------------------------------------
one primary geographic region, The United States. There were no material operations in the Company's Asian subsidiary. At July 31, 2001, the Company considers its products to fall within two segments, Peripheral Products and Emergency-Survival products.

The  following  table outlines the breakdown of sales to unaffiliated customers.

Net  Revenues
-------------
                          2001       2000

   Emergency-Survival   $ 41,637  $     720
   Peripheral Products  $ 65,321  $ 416,848

                        --------  ----------
                        $106,958  $ 417,568
                        ========  ==========
Net Income
----------
   Emergency-Survival   $ 26,758  $     648
   Peripheral Products  $ 63,733  $ 256,855
   Other                $270,159  $(241,073)

                        --------  ----------
                        $360,650  $  16,430
                        ========  ==========


The measurement of net income by segment is reconciled to the total net income resulting primarily from general and administrative expenses and other income that cannot be allocated directly to either segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10-QSB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding our "expectations", "anticipation", "intentions," "beliefs", or "strategies", regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 2002 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward looking statements included in this document are based on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statement. It is important to note our actual results could differ materially from those in such forward-looking statements.

OVERVIEW

In mid 1999 management made the critical decision to exit the retail PC and Video gaming arenas we had been involved in for the previous five years. To better reflect our new marketing and product direction, we also changed our corporate name to Hot Products Inc.com to emphasize our new products we felt were unique, innovative and HOT. We believed that this new name would have greater indusrty appeal and benefit our decision to enter the Internet E-Commerce arena. We remain committed to reaching profitability during our Fiscal year 2002.

We identified new marketing opportunities that indicated higher growth potential, greater profit capabilities that carried less competitive risk. We developed an entire line of new product and aligned ourselves with a new emerging technology platform for DVD Players and Set-Top Box Converters (cable
TV) called NUON. We identified four major new product categories that had significant global market opportunities. The first three involved the Road Emergency, (encompassing a unique 12 Volt DC battery charging product) Automotive Survival and Outdoor Survival categories. We felt these products had long term sales potential, and were suited for the expansive U.S. automotive aftermarket channels that generates in excess of $150 billion in annual revenues.

The fourth area focused on NUON. Based on our strong beliefs that the NUON technology platform, developed by VM Labs Inc., represents a "home run" potential in the global OEM and retail markets, we created an independent sales and marketing division to support the dynamics of this new proprietary technology. NUON is designed to enhance the entertainment value for both DVD players and Set-Top Box Converters (cable TV). The DVD player and Set-Top Converter arena is fast becoming a market of equal proportions to the automotive after-market. HPIC believes over the next 3-5 years the NUON technology will be found in over thirty five percent (DVD will ultimately replace all VHS players systems) of all DVD players sold, and over 60% of all Set-Top Converter Boxes shipped worldwide, and we are on the forefront of this potential global explosion. We have significant future expectations for NUON, and are aggressively supporting the development of numerous NUON peripheral and accessory products.

Over the past year we have continued to slash costs and reduce operational expenses wherever possible. Operational improvements coupled with our new product development, marketing redirection and improved gross margins have succeeded in reporting a respectable first quarter profit. These results further acknowledge that we are on the right track and are gaining valuable ground
towards  our  sole  objective  of   reaching  profitability.  Management  feels
strongly  we will continue to improve our performance during our second quarter.

Our new line of products is being well received in the marketplace and we continue to explore new revenue channels, such as the Private Label arena, where we have designed new products for some major Fortune 500 companies. We secured the services of an industry veteran to establish a new sales rep network to aggressively promote our non-NUON product lines into the market. Our NUON products group had a tougher year than expected, as developer VM Labs Inc., did not implement its business plan as expected. This lack of deployment by VM Labs severely reduced our NUON revenue generation for both the retail and OEM channels this year, however, we expect to pick up these revenues during our 2nd and 3rd quarters. Industry demand for NUON remains strong, and new product development has been maintained. Currently we represent the largest, global supplier of NUON peripheral and accessory products.

As Korean electronics giant, Samsung Electronics readies itself for a Fall European launch of its NUON DVD Players, we are in the final stages of establishing for a strategic ECC distribution agreement with a formidable European company for our entire line of NUON products.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000.

NET  SALES  AND  ROYALTY  REVENUES

Net sales and royalty revenues for the three months ended July31, 2001 were $106,958 compared to $417,568 for the three months ended July 31, 2000. Sales from our Road Emergency and Power product lines increased to $41,637 for the three months ended July 31, 2001 from $720 for the year ended July 31, 2000. The decrease in sales for the three months ended July 31, 2001 is attributed to decreased sales of old line products and NUON related products. The decrease in sales for our NUON related product is a direct result of our initial sale to Samsung Electronics for our NUON SNS 2000 controller in the first quarter of last year, and slower than anticipated implementation of its business plan by VM Labs, Inc.

GROSS  PROFIT

Our gross profit for the three months ended July 31, 2001 was $89,071 in contrast to a gross profit of $284,750 for the three months ended July 31, 2000. Our gross margin on product sales increased to 62% for the three months ended July 31, 2001 compared to 60% for the year ended July 31, 2000. The increase in gross margin is directly attributable to decreased costs and higher profit margins on new line products. Costs associated with our U.S. operations have been greatly reduced and efficiencies realized. Gross profit margins can be affected by several factors, including the product mix between our products, with the anticipation that newer products will initially yield higher gross profit margins. However, there can be no assurance higher margins will be maintained over the life of the product.

PAYROLL  AND  PAYROLL  TAXES

Our payroll and benefits expense decreased to $101,838 for the three months ended July 31, 2001 compared to $122,006 for the three months ended July 31, 2000. This decrease in salaries and related expenses can be attributed to lower salaries and reduced benefit costs. We are required to employ a base staff of qualified personnel to maintain our operations. As we attain increased profitable quarters our employee base will have to increase. We are carefully planning for expansion, and when our sales volume increases we will institute a plan of hiring, allowing for gradual growth that will not burden our margins or threaten our profitability. Our current employee base is made up of a dedicated group who has continued to show increased efficiencies and productivity.

SELLING  AND  PROMOTION

Our selling and promotion expenses decreased to $86,204 for the three months ended July 31, 2001 from $142,228 for the same period ended July 31, 2000. This decrease, $56,024, is a direct result of the change in our business model and cost controls. We have ramped-up our promotional efforts for our new Road-Emergency, Automotive and Outdoor Survival lines, however, due to a limited advertising and promotional budget we have not been able to utilize all promotional avenues necessary to promote our new products. Our management has been careful in the amounts of promotional efforts for the current quarter. Travel and trade show costs have also been reduced during the current period.

OFFICE  AND  ADMINISTRATION

Office and administrative expenses for the three months ended July 31, 2001 were $86,204 compared to $142,228 for the three months ended July 31, 2000. This decrease of $56,024 is attributed directly to extraordinary legal costs directly related to the litigation against our former accounting firm. This will no longer be a factor as the parties reached "an out of court settlement" during July of this year. Efficiencies and cost reductions in equipment rental, printing, postage and related costs also contributed to the reduction in office and administrative costs for the current quarter.

RESEARCH  AND  DEVELOPMENT

Expenses related to research and development were $396 for the three months ended July 31, 2001 compared to $14,064 for the three month period ended July 31, 2000. This represents a decrease of $13,668 as we already have incurred research and development costs for many new products introduced over the past year. Costs associated with the development of new products will increase in the future as new products are refined or created. Our continued success requires we make a concerted effort to develop new, innovative products to expand our product mix. Our management has always made a commitment to research and development and will continue to do so as required.

OTHER  INCOME/EXPENSE

Other income increased to $466,070 for the three months ended July 31, 2001 from other income of $27,231 for the same period ended July 31, 2000. Included in this increase is a gain, $137,850, on the closure of our UK subsidiary. The recorded gain on disposal was a result of recorded obligations that were relieved through closure. Also included in other income is $300,000 from the settlement of a lawsuit and a $32,371 gain on the settlement of an old outstanding account payable. Interest and factoring costs increased to $4,151 for the three months ended July 31, 2001 compared to $633 for the same three month period ended July 31, 2000.

NET  INCOME

Net income for the three months ended July 31, 2001 was $360,650 compared to $16,430 for the three months ended July 31, 2000. This represents an increase of $344,220 for the three months ended July 31, 2001 compared to the same period last year. Total operating expenses for the three months ended July 31, 2001 were $194,491 compared to $294,918 for the three months ended July 31, 2000. This represents a decrease of $100,427 for the three months ended July 31, 2001 from the same period ended July 31, 2000.

Our working capital deficit decreased to $321,215 for the three months ended July 31, 2001 from a deficit of $665,896 for the three months ended July 31, 2000. This decrease is due to cost controls, and the closing of our UK subsidiary. The comparison of our working capital deficit for the three months ended July 31, 2001 and 2000 is affected by a reclassification of disputed accounts payable to long-term liabilities. These items represent amounts we dispute and which we feel we are not obligated to pay. Many of these amounts are not disputed by our creditors and we feel can successfully negotiate much reduced amounts, if not eliminate many of these debts.

We are required to pay the costs of stocking, assembling and warehousing inventory prior to receiving orders and payments from our customers. Typically our customers do not pay us for our products until approximately 30 to 60 days following delivery and billing. As a result, the receipt of cash from our operations typically lags substantially behind the payment of the costs for purchase and delivery of our products. We have been able to secure short-term notes payable to help relieve the cash-flow burden experienced. The effects of our 1997 de-listing by the NASDAQ has hampered our desired progress over the past few years, however, we continue to forge ahead and look forward to a significant year of improvement. At present we utilize factoring for some of our accounts receivable, however, this form of financing does increase costs and reduces working capital and profits. To fully implement our new business plan, we will require additional working capital. We plan on utilizing factoring arrangements to finance accounts receivable along with capital from operations to finance inventory acquisition as sales increase from both the NUON and Road-Emergency, Auto-Survival and Outdoor Survival divisions combined with other financing opportunities as they become available to us.

BUSINESS  OUTLOOK  AND  RISK  FACTORS

HPIC  OUTLOOK

We are seeing positive results from the introduction of our non-NUON products, and look to a much improved revenue level from NUON itself. We are excited about future revenue generation, and new orders from new customers. The Private Label arena is opening new doors and new customers, some of which include Harley
Davidson, Polaris Industries, Redenvelope.com etc. We are pursuing other major companies for Private Label opportunities and feel this area will be a significant revenue contributor for us over the years to come. We are looking to secure the services of a national PR-IR firm and look forward to issuing ongoing press releases as new accounts and milestones are achieved.

By posting a first quarter profit, we are excited about the future outlook for us. Despite slower than expected technology developments by VM Labs, the NUON division is progressing in a positive direction. We continue to develop our NUON OEM channel business and we expect new and additional orders to be received over the next 90-120 day period. We have five peripheral products in the market, with a further four planned for introduction during the next two quarters.

Management is confident we can continue to improve the shareholder value through reducing costs and increased revenues, and in conjunction with the necessary operational funding required, we have a strong opportunity to reach profitability during FY 2002.

RISK  FACTORS

Through our restructuring, product marketing redirection, coupled with our numerous OEM strategic alliances, we feel we are better protected against the traditional risks and competitive factors. We openly admit risks do exist, however, not to the same degree that we confronted during our days in the retail PC and Video gaming arena.

With respect to our NUON division and our alliance with developer, VM Labs Inc., we have a "strategic license agreement" to develop and market products which incorporate a "proprietary" technology. Unlike the PC and Video gaming arena, where virtually every manufacturer, for a fee, can market PC, Sony, Nintendo or Sega peripherals, only approved licensed partners of VM Labs, have access to the NUON ASIC chip technology. The NUON ASIC chip technology is required to manufacture NUON DVD, Set-Top Converters and peripheral products, which offer us significant protection from traditional rogue competitors.

Our best defense against competitive attack on our Road Emergency, Auto and Outdoor Survival categories remains in our ability to maintain our lead position, breadth and depth of high quality product assortment, continued R & D, coupled with our ability to ship orders in a timely manner. No competitive products currently exist that come close to the caliber of products provided by us. In the Automotive and Outdoor Survival retail arena's "Pre-Kitted and Pre-Configured " products of the quality and diversity as offered by us do not exist at retail. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a full year head start and the logistics to "knock us off" has numerous barriers.

We believe our primary risk factors are in on our ability to receive product deliveries in a timely manner and in securing ongoing operational capital.

Based on the size of the U.S. Automotive After Market channel, with annual sales exceeding $150 billion, coupled with the emerging NUON market worldwide, we feel HPIC has the ability to establish itself as a global brand provider of unique and highly innovative Road Emergency, 12 V Battery, Auto-Survival, Outdoor Survival and NUON peripheral products.

PART  II  -  OTHER  INFORMATION

ITEM  I.  LITIGATION
     None  to  be  reported
ITEM  2.  CHANGES  IN  SECURITIES
     None

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

       SIGNATURE                      CAPACITY                         DATE
       ---------                      --------                         ----
HOT  PRODUCTS,  INC.COM
 /s/                            Chairman of the Board            August 20, 2000
-----------------------         and Chief Executive Officer
   James  Copland

 /                              Director of Finance              August 20, 2000
-----------------------
   Ricky  S.  Greenberg