Form 10QSB/A
period 2001-07-31
HOT PRODUCTS INC COM
filed 2001-08-28
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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


     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity as of August 20, 2001 latest practicable date: 10,215,623 shares of Common Stock, par value $0.01 per share.

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

                         PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)


                                                               JULY 31,
                                                                 2001
                                                            --------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $      40,339
  Accounts receivable (net of $11,516 allowance)                   10,436
  Inventories                                                     469,019
  Prepaid expenses and other assets                                28,591
                                                            --------------
     Total current assets                                         548,385

PROPERTY AND EQUIPMENT, net                                        34,668

OTHER ASSETS                                                       30,909
                                                            --------------

TOTAL ASSETS                                                $     613,962
                                                            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $     414,987
  Accrued Expenses                                                451,149
  Customer Deposits                                               185,732
  Notes Payable                                                    89,940
                                                            --------------
     Total current liabilities                                  1,141,808

Contingent Liabilities and Disputed Payables                    1,062,093

     TOTAL LIABILITIES                                          2,203,901
                                                            --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 10,215,623 issued and outstanding         102,156
  Paid in capital                                              17,753,739
  Accumulated deficit                                         (19,445,834)
                                                            --------------
     TOTAL STOCKHOLDERS' EQUITY                                (1,589,939)
                                                             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     613,962
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
                                                     ============  ===========

Basic income per common share                        $      0.03            *
                                                     ============  ===========

Diluted income per common share                      $      0.03            *
                                                     ============  ===========


Weighted average shares outstanding - Basic           10,173,300    5,613,539
                                                     ============  ===========

Weighted average shares - Diluted                     11,002,115    5,647,761
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


                                  Net  Income            Shares                     Per  Share
                              -----------------  ---------------------  ---------------------------------
                                2001     2000       2001       2000           2001             2000
                              --------  -------  ----------  ---------  ----------------  ---------------

Net Income                    $360,650  $16,430
BASIC EARNINGS PER SHARE:
Income available to
Common Shareholders           $360,650  $16,430  10,173,300  5,613,539  $           0.03  Less than $0.01

EFFECT OF DILUTED SECURITIES     N/A       N/A      828,815     34,222   Less than $0.01  Less than $0.01

DILUTED EARNINGS PER SHARE    $360,650  $16,430  11,002,115  5,647,761  $           0.03  Less than $0.01


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

LIQUIDITY AND CAPITAL RESOURCES


Our working capital deficit decreased to $593,423 for the three months ended July 31, 2001 from a deficit of $665,896 for the three months ended July 31, 2000. This decrease is due to cost controls, and the closing of our UK subsidiary. The comparison of our working capital deficit for the three months ended July 31, 2001 and 2000 is affected by a reclassification of disputed accounts payable to long-term liabilities. These items represent amounts we dispute and which we feel we are not obligated to pay. Many of these amounts are not disputed by our creditors and we feel can successfully negotiate much reduced amounts, if not eliminate many of these debts.


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