Form 10QSB
period 2001-10-31
HOT PRODUCTS INC COM
filed 2001-12-17
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001
                        Commission File Number: 0-27382.

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 20, 2001 latest practicable date: 10,215,623 shares of Common Stock, par value $0.01 per share.
     Transitional  Small  Business Disclosure Format (Check one): Yes     No X
                                                                     ---    ---



                              HOT PRODUCTS, INC.COM
                              ---------------------
                                  AND SUBSIDIARY
                                  --------------



                                                                             Page
PART I   FINANCIAL INFORMATION

Item 1   Financial Information

         Consolidated Balance Sheet as of October 31, 2001                      3

         Consolidated Statements of Operations for the Three and Six Months
              Ended October 31, 2001 and October 31, 2000                       4

         Consolidated Statements of Cash Flows for the Six Months
              Ended October 31, 2001 and October 31, 2000                       5

         Notes to Consolidated Financial Statements                             6

Item 2   Management's Discussion and Analysis                                   8

PART II  OTHER INFORMATION

Item 1   Litigation                                                            13

Item 2   Change in Securities                                                  13

Item 3   Defaults Upon Senior Securities                                       13

Item 4   Submission of Matters to a Vote of Security-Holders                   13

Item 5   Other Information                                                     13

Item 6   Exhibits & Reports on Form 8-K                                        13

                              PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)


                                                             OCTOBER 31,
                                                                2001
                                                            -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $      1,338
  Accounts receivable (net of $11,045 allowance)                  19,092
  Inventories                                                    404,031
  Prepaid expenses and other assets                               31,903
                                                            -------------
     Total current assets                                        456,364

PROPERTY AND EQUIPMENT, net                                       29,068

OTHER ASSETS                                                      30,759
                                                            -------------

TOTAL ASSETS                                                $    516,190
                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $    423,032
  Accrued liabilities and Customer Deposits                      562,979
  Notes Payable                                                  114,290
                                                            -------------
     Total current liabilities                                 1,100,301

Contingent Liabilities and Disputed Payables                     201,586
                                                            -------------

     TOTAL LIABILITIES                                         1,301,887
                                                            -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 10,215,623 issued and outstanding        102,156
  Paid in capital                                             17,753,738
  Accumulated deficit                                        (18,641,591)
                                                            -------------
     TOTAL STOCKHOLDERS' EQUITY                                 (785,697)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    516,190
                                                            =============


    The accompanying notes are an integral part of these financial statements

                                     HOT PRODUCTS, INC.COM
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            OCTOBER 31, 2001             OCTOBER 31,
                                                           2001         2000          2001         2000
                                                       ------------  -----------  ------------  -----------

NET SALES and ROYALTY REVENUES                         $   180,316   $   93,830   $   287,273   $  511,397

COST OF SALES                                               68,228       30,423        86,114      135,791
                                                       ------------  -----------  ------------  -----------

  Gross profit                                             112,088       63,407       201,159      375,606
                                                       ------------  -----------  ------------  -----------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Salaries and benefits expense                             82,264       73,876       184,102      191,774
  Selling and promotion expense                              3,061       88,140         9,114       97,772
  Office and administrative                                 70,137      154,738       156,341      335,211
  Research and development expense                             516       23,982           912       38,046
                                                       ------------  -----------  ------------  -----------
Total selling, general and administrative expenses         155,977      340,736       350,468      662,803
                                                       ------------  -----------  ------------  -----------


LOSS FROM OPERATIONS                                       (43,889)    (277,329)     (149,309)    (287,197)
                                                       ------------  -----------  ------------  -----------


OTHER (INCOME) AND EXPENSES
  Gain on Disposal of Subsidiary                                                     (137,850)
  Gain on Settlement of Lawsuit                                                      (300,000)
  Interest expense and factoring charges                     8,367        5,662        12,518        6,591
  Other income                                             (58,352)        (733)      (90,722)     (27,969)
                                                       ------------  -----------  ------------  -----------

Total other (income)/expense                               (49,985)       4,929      (516,054)     (21,378)
                                                       ------------  -----------  ------------  -----------

Net Income/(Loss) Before Extraordinary Item                  6,095     (282,258)      366,745     (265,819)
                                                       ------------  -----------  ------------  -----------

Extraordinary Item-Gain on Discontinued Product Line       798,148                    798,148
                                                       ------------  -----------  ------------  -----------

Net Income(Loss)                                       $   804,243    ($282,258)  $ 1,164,893    ($265,819)
                                                       ============  ===========  ============  ===========


Basic income/(loss) per common share                   $      0.07       ($0.05)  $      0.11       ($0.04)
                                                       ============  ===========  ============  ===========
Diluted income per common share                        $      0.07       ($0.05)  $      0.11       ($0.04)
                                                       ============  ===========  ============  ===========


Basic earnings per share before extraordinary item               *       ($0.05)  $      0.03       ($0.04)
                                                       ============  ===========  ============  ===========
Diluted earnings per share before extraordinary item             *       ($0.05)  $      0.03       ($0.04)
                                                       ============  ===========  ============  ===========

Weighted average shares outstanding - Basic             10,215,623    5,613,539    10,194,550    5,613,539
                                                       ============  ===========  ============  ===========

Weighted average shares - Diluted                       10,215,623    5,613,539    10,208,290    5,613,539
                                                       ============  ===========  ============  ===========
* Less than $0.01


    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                     OCTOBER 31,
                                                                  2001         2000
                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                           $ 1,164,893    ($265,819)
  Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                     2,623       71,910
  Noncash gain on disposal of subsidiary                         (137,850)
  Changes in assets and liabilities:
    Accounts receivable                                           (20,904)     (51,539)
    Inventories                                                    62,793     (200,253)
    Prepaid expenses and other current assets                      (2,962)     (13,890)
    Other assets                                                      150      (19,190)
    Accounts payable                                             (158,894)     177,884
    Contingent and disputed liabilities                        (1,060,077)
    Accrued liabilities and Customer Deposits                     131,651     (152,810)
                                                              ------------  -----------
        Net cash (used in) provided by operating activities       (18,577)    (453,707)
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (5,243)
                                                              ------------  -----------
        Net cash (used in) provided by investing activities             0       (5,243)
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable                                      36,500      464,000
  Repayment on Notes Payable                                      (11,850)
  Payment of capital lease obligations                             (6,836)      (7,162)
                                                              ------------  -----------
        Net cash (used in) provided by financing activities        17,814      456,838
                                                              ------------  -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (763)      (2,112)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           2,101       14,751
                                                              ------------  -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $     1,338   $   12,639
                                                              ============  ===========

NONCASH OPERATING ACTIVITIES:
Issuance of common stock to reduce contingent liability       $    59,500
                                                              ============  ===========


    The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.  INTERIM REPORTING

     The accompanying unaudited Consolidated Financial Statements for Hot Products inc.com have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the six month period ended October 31,2001 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2002.

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

Property and Equipment are recorded at cost and depreciated on a straight-line
----------------------
basis over the estimated useful lives of the assets ranging from 3 to 10 years. Depreciation expense is not recorded for tooling acquired and not yet been placed in service.

Revenue Recognition - We recognize revenue when the product is shipped, and or
-------------------
paid for by the customer. We provide an allowance to reflect estimated returns of product from customers and warranty costs. We receive royalty revenues on a regular quarterly basis and recognize this revenue when received.

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

                                    Net Income               Shares                    Per Share
                                    ----------               ------                    ---------
                                 2001        2000        2001       2000           2001         2000
                              ----------  ----------  ----------  ---------  ----------------  -------
Net Income                    $1,164,893  ($282,258)
BASIC EARNINGS PER SHARE:
Income available to
Common Shareholders           $1,164,893  ($282,258)  10,194,550  5,613,539  $           0.11  ($0.04)

EFFECT OF DILUTED SECURITIES  N/A         N/A             13,740  N/A         Less than $0.01    N/A

DILUTED EARNINGS PER SHARE    $1,164,893  N/A         10,208,290  5,613,539  $           0.11  ($0.04)

Common equivalent shares of 2,688,918 and 2,747,251 related to stock options and warrants outstanding at October 31, 2001 and 2000 respectively are excluded from the computation because the effect of inclusion would be anti-dilutive.

Segment  and  Geographic  Information - The Company's revenue was generated from
-------------------------------------
one primary geographic region, The United States. There were no material operations in the Company's Asian subsidiary. At October 31, 2001, the Company considers its products to fall within two segments, Peripheral Products and Emergency-Survival products.

The following table outlines the breakdown of sales to unaffiliated customers.

Net Revenues
------------
                              2001        2000
     Emergency-Survival    $  166,364  $   5,059
     Peripheral Products   $  120,909  $ 506,338
                           ----------  ----------
                           $  287,273  $ 511,397
                           ==========  ==========
Net Income/(Loss)
-----------------
     Emergency-Survival    $   83,809  $   3,272
     Peripheral Products   $  117,350  $ 134,003
     Other                 $  963,734  $(419,533)
                           ----------  ----------
                           $1,164,893  $(282,258)
                           ==========  ==========

The measurement of net income by segment is reconciled to the total net income resulting primarily from general and administrative expenses and other income that cannot be allocated directly to either segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report on form 10-QSB that are not purely historical are forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including statements regarding our "expectations", "anticipation", "intentions," "beliefs", or "strategies", regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses and earnings analysis for the remainder of the fiscal year 2002 and thereafter; future products or product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this document are based on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statement. It is important to note our actual results could differ materially from those in such forward-looking statements.

OVERVIEW

In mid 1999 management made the critical decision to exit the retail PC and Video gaming arenas we had been involved in for the previous five years. To better reflect our new marketing and product direction, we also changed our corporate name to Hot Products Inc.com to emphasize new products we felt were unique, innovative and HOT. We believed that this new name would have greater industry appeal and benefit our decision to enter the Internet E-Commerce arena.

We identified new marketing opportunities that promised higher growth potential, greater profit capabilities which we also felt, carried less competitive risk. We developed an entire new line of products and aligned ourselves with a new emerging technology platform for DVD Players and Set-Top Box Converters (cable
TV) called NUON. We identified four major new product categories we felt had significant global market potential. The first three involved the Road Emergency, (inclusive of a unique 12 Volt DC battery charging product) Automotive Survival and Outdoor Survival categories. We believed these products had strong long-term sales potential, and were suited for the expansive U.S. automotive aftermarket channels that generates in excess of $150 billion in annual revenues. We still believe this to be true.

The fourth area focused on NUON, a dynamic new NUON technology platform developed by VM Labs Inc. We felt that it possessed a "home run" potential in the global OEM and retail markets. we created a marketing division to support the dynamics of this new proprietary technology. NUON is designed to enhance the entertainment value for both DVD players and Set-Top Box Converters (cable TV). The DVD player and Set-Top Converter arena is fast becoming a market of equal proportions to the automotive after-market. HPIC believes over the next 3-5 years the NUON technology will be found in over thirty five percent (DVD will ultimately replace all VHS players systems) of all DVD players sold, and over 60% of all Set-Top Converter Boxes shipped worldwide, and we are on the forefront of this potential global explosion. We have significant future expectations for NUON, and continue to aggressively support the development of numerous NUON peripheral and accessory products.

Over the past year we have continued to reduce operational costs and expenses wherever possible. Operational improvements coupled with new products, a total marketing redirection and improved gross margins have succeeded in our ability to report a respectable first and second quarter results. Results, that further acknowledges we are on the right track and are gaining ground towards our sole objective of reaching profitability. Management feels strongly that we will continue to improve our performance.

Our new line of products is being well received in the marketplace and we continue to explore new revenue channels, such as the Private Label arena, where we have designed new products for some major Fortune 500 companies. Our NUON products group had a tougher than expected year, as developer VM Labs Inc., restructured its overall business plan, which resulted in reduced quantities of NUON DVD players entering the market. As Korean electronics giant,Samsung Electronics readies itself for a Fall European launch of its NUON DVD players, we have been successful in creating a European distribution alliance for our NUON products, which have already resulted in initial shipments being made into Switzerland. We are working on creating a similar distribution alliance for the Canadian market, and hope to reach an agreement by years end. We do admit, however, that these changes severely reduced our NUON revenue generation for both the retail and OEM channels this year. We remain confident that we can pick up some of these revenues during our 3rd and 4th quarters. Industry demand for NUON remains strong, and new product development has been maintained. Currently we represent the largest, global supplier of NUON peripheral and accessory products.

FAILED  MERGER  OPPORTUNITY

On October 15, 2001 we filed an 8K statement with the SEC announcing a planned merger with International Global Positioning (IGP). On November 2, 2001 before the definitive agreement had been signed, IGP abruptly informed us that the merger had been terminated. On November 8, 2001, we filed another 8K statement with the SEC informing them that the planned merger had been terminated, and it is our belief that IGP wrongfully terminated the agreement. We also allege that IGP breached this agreement, did not negotiate in good faith and was unethical in their business dealings with us.

For nearly two months, our efforts and energies focused entirely on the planned merger. Among other accomplishments, we spent significant time researching the GPS arena, developing new marketing & distribution programs and materials, searching for new facilities, and we also allocated an inordinate amount of time in planning and working towards the integration of both companies into the "new entity." In hindsight, this refocus during this two month period has had a detrimental impact on our sales for the quarter, and in lost time and opportunity. Time, that would otherwise been spent on building our business. We are exploring every avenue available to us in an effort to receive compensation for the work, effort, overall contributions made by us, to IGP, coupled with the damages we believe have been caused by their decision to abruptly, and for blatantly false reasons, terminate the planned merger.

OPERATING RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000. NET SALES AND ROYALTY REVENUES

Net sales and royalty revenues for the three months ended October 31, 2001 were $180,316 compared to $93,830 for the three months ended October 31, 2000. This increase is due to increased sales of our Road Emergency and Power Product lines. Sales for the six months ended October 31, 2001 were $287,273 compared to $511,397 for the same period ended October 31, 2000. This decrease is due to reduced sales of NUON related products. The decrease in sales for our NUON related product is a direct result of our initial sale to Samsung Electronics for our NUON SNS 2000 controller in the first quarter of last year, and slower than anticipated deliveries of DVD players incorporating the NUON technology, and delayed shipments by Motorola's of their Streamaster Set-Top (converter box) which we believe were due to various shifts in VM Labs business plan, which are out of our control. We remain firmly committed to the NUON platform, VM Labs, and Motorola. We are expecting improved NUON revenue results through our year-end. OUR FAILED MERGER AGREEMENT ALSO IMPACTED THIS QUARTER'S PERFORMANCE.

GROSS  PROFIT

Our gross profit for the three months ended October 31, 2001 was $112,088 in contrast to a gross profit of $63,407 for the three months ended October 31, 2000. Our gross profit for the six months ended October 31, 2001 was $201,159 compared to $375,606 for the same period ended October 31, 2000. Gross profit margins can be affected by several factors, including the mix between products, the anticipation that newer products will initially yield higher margins, however, there can be no assurance that higher margins will be maintained over the life of any product.

SALARIES  AND  BENEFIT  EXPENSES

Our payroll and benefits expense increased to $82,264 for the three months ended October 31, 2001 compared to $73,876 for the three months ended October 31, 2000. Payroll and benefits expense was $184,102 for the six months ended October 31, 2001 compared to $191,774 for the same period ended October 31, 2000. This decrease in salaries and related expenses for the six months ended October 31, 2001 can be attributed to lower salaries and reduced benefit costs. We are required to employ a base staff of qualified personnel to maintain our operations. As we attain increased profitable quarters our employee base will have to increase. We are carefully planning for expansion, and when our sales volume increases, we will institute gradual growth that will not burden our margins or threaten our profitability. Our current employee base is made up of a group of dedicated, hard working individuals.

SELLING  AND  PROMOTION

Our selling and promotion expenses decreased to $3,061 for the three months ended October 31, 2001 from $88,140 for the same period ended October 31, 2000. Selling and promotion expenses were $9,114 for the six months ended October 31, 2001 compared to $97,772 for the same period ended October 31, 2000. The decrease is a direct result of many things, but a significant reason is our focus on our Private Label business, where the need for extensive advertising and marketing is not required. Other elements target the change in our business model and improved cost controls. Due to cost controls, we have not been able to utilize all promotional avenues necessary to properly promote our products. Our management has been careful in the amounts of promotional efforts for the current quarter, which has included curtailing unnecessary travel and trade show costs.

OFFICE  AND  ADMINISTRATION

Office and administrative expenses for the three months ended October 31, 2001 were $70,137 compared to $154,738 for the three months ended October 31, 2000. Office and administrative expenses were $156,341 for the six months ended October 31, 2001 compared to $335,211 for the six months ended October 31, 2000. The decrease is attributed directly to extraordinary legal costs associated to the three-year litigation against our former accounting firm. This will no longer be a factor as the parties reached "an out of court settlement" during July of this year. Efficiencies and cost reductions in equipment rental, printing, postage and related costs also contributed to the reduction in office and administrative costs for the current quarter.

RESEARCH  AND  DEVELOPMENT

Expenses related to research and development were $516 for the three months ended October 31, 2001 compared to $23,982 for the three-month period ended October 31, 2000. Research and development expenses were $912 for the six months ended October 31, 2001 compared to $38,046 for the same period ended October 31, 2000. The decrease is due entirely because we have already borne significant costs for the development of existing and future products. Costs associated to the need to develop new products will increase in the future as new products are refined or created. Our management has always made a commitment to research and development and will continue to do so as deemed necessary.

OTHER  INCOME/EXPENSE

Other income increased to $49,985 for the three months ended October 31, 2001 from other expense of $4,929 for the same period ended October 31, 2000. This increase, $54,914, is due primarily to the settlement of old payable liabilities. Other income was $516,054 for the six months ended October 31, 2001 compared to $21,378 for the six months ended October 31, 2000. Included in this increase is a gain, $137,850, on the closure of our UK subsidiary. The gain on disposal was a result of recorded obligations that were relieved through closure. Also included in other income is $300,000 from the settlement of a lawsuit. Interest and factoring costs increased to $12,518 for the six months ended October 31, 2001 compared to $6,592 for the same period ended October 31, 2000.

EXTRAORDINARY  ITEM

Income from the settlement of an old disputed liability from a foreign supplier resulted in a gain of $798,148 for the three months and six months ended October 31, 2001.

NET  INCOME

Net income for the three months ended October 31, 2001 was $804,243 compared to a net loss of $282,258 for the three months ended October 31, 2000. Net income was $1,164,893 for the six months ended October 31, 2001 compared to a net loss of $265,819 for the same period ended October 31, 2000. Total operating expenses for the three and six months ended October 31, 2001 were $155,977 and $350,468 compared to $340,736 and $662,803 for the six and three months ended October 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital deficit was $643,937 at October 31, 2001 compared to a deficit of $353,265 at October 31, 2000. We require working capital and continue to operate without the appropriate funds to effectively promote our new product lines, and continue to have difficulty in properly funding operations. Our accounts payable obligation has increased and income from operations has not been sufficient to adequately fund our operations. We have settled many old payable obligations and will continue to work on better terms from our suppliers and current obligations. We are required to pay the costs of stocking, assembling and warehousing inventory prior to receiving payments from our customers. Typically our customers do not pay us for our products until approximately 30 to 60 days following delivery and billing, unless they are Private Label orders, for which we receive partial or entire payments at time of order. For non-private label business, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of our products. We have been able to secure short-term notes payable to help relieve the cash-flow burden experienced. The effects of our 1997 de-listing by the NASDAQ has hampered our progress over the past few years, however, we continue to focus on the bottom line and we believe that our year to date earnings represent significant improvement. At present we utilize factoring for some of our accounts receivable, however this form of financing does increase costs and reduces working capital and profits. To fully implement our new business plan, we will require additional working capital. We plan on utilizing factoring arrangements to finance accounts receivable along with capital from operations to finance inventory acquisition as sales increase from both the NUON and Road-Emergency, Auto-Survival and Outdoor Survival divisions combined with other financing opportunities as they become available to us.

BUSINESS OUTLOOK AND RISK FACTORS - HPIC OUTLOOK

We are seeing positive earnings results from our corporate efforts to reduce costs while improving performance. We are optimistic about future revenue growth, new customer orders and for our ability to find a suitable merger partner or strategic marketing alliance partnership. The Private Label arena is opening new doors and new customers. We continue to pursue other major companies for Private Label opportunities and feel strongly that this area will provide significant revenue opportunities for us over the 6-12 months. When finances permit, we plan to secure the services of a national PR-IR firm, and will continue to inform the market with ongoing press releases as new milestones or alliances are created.

By continuing to post earnings improvements, we are excited about the future outlook. Despite slower than expected technology developments by VM Labs, the NUON division is progressing in a positive direction. We continue to develop our NUON OEM channel business and we expect new and additional orders to be received over the next 90-120 day period. We have five peripheral products in the market, with further models planned for introduction during the next two quarters. WE FEEL A SIGNIFICANT IMPACT TO REVENUES NOT ACHIEVED, FOR THIS QUARTER IS DUE TO THE DAMAGE CAUSED BY OUR FAILED MERGER WITH IGP.

Management is confident we can continue to improve the shareholder value through better efficiencies, new sales growth and increased revenues, which can be achieved in conjunction with the necessary operational funding required, we require in our goals to reach profitability during FY 2002.

RISK  FACTORS

Through our restructuring, product marketing redirection, coupled with our numerous OEM strategic alliances, we feel we are better protected against the traditional risks and competitive factors. We openly admit risks do exist, however, not to the same degree that we confronted during our days in the retail PC and Video gaming arena.

With respect to our NUON division and our alliance with developer, VM Labs Inc., we have a "strategic license agreement" to develop and market products which incorporate a "proprietary" technology. Unlike the PC and Video gaming arena, where virtually every manufacturer, for a fee, can market PC, Sony, Nintendo or Sega peripherals, only approved licensed partners of VM Labs, have access to the NUON ASIC chip technology. The NUON ASIC chip technology is required to manufacture NUON DVD, Set-Top Converters and peripheral products, which offer us significant protection from traditional rogue competitors. VM Labs has recently restructured and changed management. We feel this will be an asset to us and will benefit our current NUON customers.

Our best defense against competitive actions on our Road Emergency, Auto and Outdoor Survival categories remains in our ability to maintain our lead position, breadth and depth of high quality product assortment, continued R & D, coupled with our ability to ship orders in a timely manner. No competitive products currently exist that come close to the caliber of products provided by us. In the Automotive and Outdoor Survival retail arena's "Pre-Kitted and Pre-Configured " products of the quality and diversity as offered by us do not exist at retail. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a significant head start and the logistics to "knock us off" has numerous barriers for all new comers.

We believe our primary risk factors focus on our ability to receive product deliveries in a timely manner and in our efforts to securing additional operational capital. Based on the size of the U.S. Automotive After Market channel, with annual sales exceeding $150 billion, coupled with the emerging NUON market worldwide, we feel HPIC has the ability to establish itself as a global brand provider of unique and highly innovative Road Emergency, 12 V Battery, Auto-Survival, Outdoor Survival and NUON peripheral products.

PART  II  -  OTHER  INFORMATION

ITEM  I.  LITIGATION

     None  to  be  reported

ITEM  2.  CHANGES  IN  SECURITIES

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

ITEM  4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     On October 15, 2001 we filed with the Securities and Exchange Commission on Form 8-K which reported a preliminary merger agreement with International Global Positioning, Inc.

     On October 29, 2001 we filed with the Securities and Exchange Commission on Form 8-K the resolution of a longstanding liability with a foreign supplier.

     On November 8, 2001 we filed with the Securities and Exchange Commission on Form 8-K the termination of the planned merger with International Global Positioning, Inc.

On November 21, 2001 we filed with the Securities and Exchange Commission on Form 8-k the resignation of Gregory Struthers, Executive Vice President and Director.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                  CAPACITY                         DATE
       ---------                  --------                         ----
HOT PRODUCTS, INC.COM
 /s/                        Chairman of the Board            November 20, 2001
-----------------------     and Chief Executive Officer
James Copland