Form 10QSB/A
period 2001-10-31
HOT PRODUCTS INC COM
filed 2001-12-18
CIK 1000079

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of December 14, 2001 latest practicable date: 10,215,623 shares of Common Stock, par value $0.01 per share.
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
                                                            =============


    The accompanying notes are an integral part of these financial statements

                                     HOT PRODUCTS, INC.COM
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            OCTOBER 31, 2001             OCTOBER 31,
                                                           2001         2000          2001         2000
                                                       ------------  -----------  ------------  -----------

NET SALES and ROYALTY REVENUES                         $   180,316   $   93,830   $   287,273   $  511,397

COST OF SALES                                               68,228       30,423        86,114      135,791
                                                       ------------  -----------  ------------  -----------

  Gross profit                                             112,088       63,407       201,159      375,606
                                                       ------------  -----------  ------------  -----------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Salaries and benefits expense                             82,264       73,876       184,102      191,774
  Selling and promotion expense                              3,061       88,140         9,114       97,772
  Office and administrative                                 70,137      154,738       156,341      335,211
  Research and development expense                             516       23,982           912       38,046
                                                       ------------  -----------  ------------  -----------
Total selling, general and administrative expenses         155,977      340,736       350,468      662,803
                                                       ------------  -----------  ------------  -----------


LOSS FROM OPERATIONS                                       (43,889)    (277,329)     (149,309)    (287,197)
                                                       ------------  -----------  ------------  -----------


OTHER (INCOME) AND EXPENSES
  Gain on Disposal of Subsidiary                                                     (137,850)
  Gain on Settlement of Lawsuit                                                      (300,000)
  Interest expense and factoring charges                     8,367        5,662        12,518        6,591
  Other income                                             (58,352)        (733)      (90,722)     (27,969)
                                                       ------------  -----------  ------------  -----------

Total other (income)/expense                               (49,985)       4,929      (516,054)     (21,378)
                                                       ------------  -----------  ------------  -----------

Net Income/(Loss) Before Extraordinary Item                  6,095     (282,258)      366,745     (265,819)
                                                       ------------  -----------  ------------  -----------

Extraordinary Item-Debt Forgiveness                        798,148                    798,148
                                                       ------------  -----------  ------------  -----------

Net Income(Loss)                                       $   804,243    ($282,258)  $ 1,164,893    ($265,819)
                                                       ============  ===========  ============  ===========


Earnings per share - Basic
  Before Extraordinary Item                                              ($0.05)  $      0.03       ($0.04)
  Extraordinary Item                                   $      0.08                $      0.08
                                                       ------------  -----------  ------------  -----------
         Total                                         $      0.08       ($0.05)  $      0.11       ($0.04)
                                                       ============  ===========  ============  ===========

Earnings per share - Diluted
  Before Extraordinary Item                                              ($0.05)  $      0.03       ($0.04)
  Extraordinary Item                                   $      0.08                $      0.08
                                                       ------------  -----------  ------------  -----------
         Total                                         $      0.08       ($0.05)  $      0.11       ($0.04)
                                                       ============  ===========  ============  ===========

Weighted average shares outstanding - Basic             10,215,623    5,613,539    10,194,550    5,613,539
                                                       ============  ===========  ============  ===========

Weighted average shares - Diluted                       10,215,623    5,613,539    10,208,290    5,613,539
                                                       ============  ===========  ============  ===========
* Less than $0.01


    The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                     OCTOBER 31,
                                                                  2001         2000
                                                              ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                           $ 1,164,893    ($265,819)
  Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                     2,623       71,910
  Extraordinary Item                                             (798,148)
  Noncash gain on disposal of subsidiary                         (137,850)
  Changes in assets and liabilities:
    Accounts receivable                                           (20,904)     (51,539)
    Inventories                                                    62,793     (200,253)
    Prepaid expenses and other current assets                      (2,962)     (13,890)
    Other assets                                                      150      (19,190)
    Accounts payable                                             (158,894)     177,884
    Contingent and disputed liabilities                          (261,929)
    Accrued liabilities and Customer Deposits                     131,651     (152,810)
                                                              ------------  -----------
        Net cash (used in) provided by operating activities       (18,577)    (453,707)
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (5,243)
                                                              ------------  -----------
        Net cash (used in) provided by investing activities             0       (5,243)
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable                                      36,500      464,000
  Repayment on Notes Payable                                      (11,850)
  Payment of capital lease obligations                             (6,836)      (7,162)
                                                              ------------  -----------
        Net cash (used in) provided by financing activities        17,814      456,838
                                                              ------------  -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          (763)      (2,112)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           2,101       14,751
                                                              ------------  -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $     1,338   $   12,639
                                                              ============  ===========

NONCASH OPERATING ACTIVITIES:
Issuance of common stock to reduce contingent liability       $    59,500
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

EXTRAORDINARY  ITEM

Income from the settlement of an old disputed liability from a foreign supplier resulted in a gain of $798,148 for the three months and six months ended October 31, 2001. Under the agreement we agreed with our foreign supplier to drop all claims against each other. We are required to pay the foreign supplier approximately $6,000 under the agreement. We are negotiating final payment terms for this amount.

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

VM Labs has recently filed a reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. VM Labs has represented that it has reached agreements with its significant creditors and does not believe the bankruptcy will significantly affect the prospects for the company to develop its NUON business.

Conversely, the reorganized VM Labs may well allow for a more expedited roll out of the product and allow us to develop this business segment more quickly.

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

       SIGNATURE                  CAPACITY                         DATE
       ---------                  --------                         ----
HOT PRODUCTS, INC.COM
 /s/                        Chairman of the Board            December 17, 2001
-----------------------     and Chief Executive Officer
James Copland