Form 10QSB
period 2002-01-31
HOT PRODUCTS INC COM
filed 2002-03-13
CIK 1000079

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002
                        Commission File Number: 0-27382.

                              HOT PRODUCTS, INC.COM
            -------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of March 11, 2002 latest practicable date: 10,215,623 shares of Common Stock, par value $0.01 per share.
     Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                                    ---      ---

                              HOT PRODUCTS, INC.COM
                            -----------------------
                                 AND SUBSIDIARY
                                ---------------

                                                                          Page

PART I     FINANCIAL INFORMATION

Item 1     Financial Information

           Consolidated Balance Sheet as of January 31, 2002                 3

           Consolidated Statements of Operations for the Three and
              Nine Months Ended January 31, 2002 and January 31, 2001        4

           Consolidated Statements of Cash Flows for the Nine Months
              Ended January 31, 2002 and January 31, 2001                    5

           Notes to Consolidated Financial Statements                        6

Item 2     Management's Discussion and Analysis                              8

PART II    OTHER INFORMATION

Item 1     Litigation                                                       13

Item 2     Change in Securities                                             13

Item 3     Defaults Upon Senior Securities                                  13

Item 4     Submission of Matters to a Vote of Security-Holders              13

Item 5     Other Information                                                13

Item 6     Exhibits & Reports on Form 8-K                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              HOT PRODUCTS, INC.COM
                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                                             JANUARY 31,
                                                                2002
                                                            -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $        793
  Accounts receivable (net of $22,145 allowance)                   3,668
  Inventories                                                    403,230
  Prepaid expenses                                                36,561
                                                            -------------
     Total current assets                                        444,252

PROPERTY AND EQUIPMENT, net                                       23,368

OTHER ASSETS                                                      30,609
                                                            -------------

TOTAL ASSETS                                                $    498,229
                                                            =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $    466,961
  Accrued liabilities                                            459,841
  Notes Payable                                                   86,960
                                                            -------------
     Total current liabilities                                 1,013,762

Contingent Liabilities and Disputed Payables                     215,199
                                                            -------------

     TOTAL LIABILITIES                                         1,228,961
                                                            -------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 33,332,747
     shares authorized, 10,215,623 issued and outstanding        102,156
  Paid in capital                                             17,796,238
  Accumulated deficit                                        (18,629,127)
                                                            -------------
     TOTAL STOCKHOLDERS' EQUITY                                 (730,732)
                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    498,229
                                                            =============

The accompanying notes are an integral part of these financial statements

                                HOT PRODUCTS, INC.COM
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                             JANUARY 31,               JANUARY 31,
                                                         2002         2001          2002         2001
                                                     ------------  -----------  ------------  -----------

NET SALES and ROYALTY REVENUES                       $   159,317   $  154,504   $   446,591   $  665,901

COST OF SALES                                             10,311       73,304        96,426      209,094
                                                     ------------  -----------  ------------  -----------

   Gross profit                                          149,006       81,200       350,165      456,807
                                                     ------------  -----------  ------------  -----------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Salaries and benefits expense                         79,283      106,357       263,384      348,131
    Selling and promotion expense                          1,150       60,991        10,264      108,763
    Office and administrative                             60,832      136,921       217,173      472,122
    Research and development expense                                   60,878           912       98,934
                                                     ------------  -----------  ------------  -----------
Total selling, general and administrative expenses       141,264      365,147       491,733    1,027,950
                                                     ------------  -----------  ------------  -----------


INCOME/(LOSS) FROM OPERATIONS                              7,742     (283,947)     (141,568)    (571,143)
                                                     ------------  -----------  ------------  -----------

OTHER (INCOME) AND EXPENSES
    Gain on Disposal of Subsidiary                                                 (137,690)
    Loss on Proposed Merger                               46,805                     46,805
    Gain on Settlement of Lawsuit                                                  (300,000)
    Interest Expense and Factoring Charges                   268       11,584        12,788       18,175
    Other income                                         (51,797)         (39)     (142,679)     (28,008)
                                                     ------------  -----------  ------------  -----------

Total other (income)/expense                              (4,724)      11,545      (520,776)      (9,833)
                                                     ------------  -----------  ------------  -----------

Net Income/(Loss) Before Extraordinary Item               12,466     (295,492)      379,209     (561,310)
                                                     ------------  -----------  ------------  -----------

Extraordinary Item-Debt Forgiveness                                                 798,148
                                                     ------------  -----------  ------------  -----------

Net Income(Loss)                                     $    12,466    ($295,492)  $ 1,177,357    ($561,310)
                                                     ============  ===========  ============  ===========

Earnings(Loss) per share - Basic
    Before Extraordinary Item                                  *       ($0.04)  $      0.04       ($0.10)
    Extraordinary Item                                                          $      0.08
                                                     ------------  -----------  ------------  -----------
  Total                                                        *       ($0.04)  $      0.12       ($0.10)
                                                     ============  ===========  ============  ===========
Earnings per share - Diluted
    Before Extraordinary Item                                  *                $      0.04
    Extraordinary item                                                          $      0.08
                                                     ------------  -----------  ------------  -----------
  Total                                                        *                $      0.12
                                                     ============  ===========  ============  ===========
Weighted average shares outstanding - Basic           10,215,623    6,856,535    10,144,662    6,027,873
                                                     ============  ===========  ============  ===========

Weighted average shares - Diluted                     10,215,623    6,856,535    10,144,662    6,027,873
                                                     ============  ===========  ============  ===========
* Less than $0.01

             The accompanying notes are an integral part of these financial statements

                              HOT PRODUCTS, INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                                                 NINE MONTHS ENDED
                                                                    JANUARY 31,
                                                                 2002         2001
                                                              -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                           $1,177,357    ($561,310)
  Adjustments to reconcile net income/(loss)
  to net cash provided by operating activities:
  Depreciation and amortization                                   15,368      107,870
  Extraordinary Item                                            (798,148)
  Noncash expenses                                                             46,875
  Noncash gain on disposal of subsidiary                        (137,850)
  Changes in assets and liabilities:
    Accounts receivable                                           36,328      (71,127)
    Inventories                                                   63,594     (356,932)
    Prepaid expenses and other current assets                    (30,867)     (15,135)
    Other assets                                                 (21,405)     (36,090)
    Accounts payable & disputed loabilities                     (455,113)     324,217
    Accrued liabilities and Customer Deposits                    185,521      (28,898)
                                                              -----------  -----------
        Net cash (used in) provided by operating activities       34,785     (590,530)
                                                              -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (16,848)
                                                              -----------  -----------
        Net cash (used in) provided by investing activities            0      (16,848)
                                                              -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable                                     55,787      604,985
  Repayment on Notes Payable                                     (85,044)
  Payment of capital lease obligations                            (6,836)     (10,343)
                                                              -----------  -----------
        Net cash (used in) provided by financing activities      (36,093)     594,642
                                                              -----------  -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (1,308)     (12,736)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          2,101       14,751
                                                              -----------  -----------

CASH AND EQUIVALENTS, END OF PERIOD                           $      793   $    2,015
                                                              ===========  ===========

NONCASH OPERATING ACTIVITIES:
Issuance of common stock to reduce contingent liability       $   59,500
                                                              ===========

             The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.   INTERIM  REPORTING

     The accompanying unaudited Consolidated Financial Statements for Hot Products inc.com have been prepared in accordance with the generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods presented have been made. The results of operations for the nine month period ended January 31,2002 is not necessarily indicative of the operating results that may be expected for the entire fiscal year ending April 30, 2002.

Common  Stock
-------------
Our shares of common stock are traded under the symbol HPIC on the Nasdaq bulletin board market. We have completed and filed its 10K report for the year ended April 30, 2002

II.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Loss on Proposed Merger- These costs reflect legal and other professional costs
-----------------------
directly charged to the Company as a result of the proposed merger with IGP, Inc. The Company experienced significant down time which resulted in lost sales and opportunities as a result of the significant time Senior Management spent on the proposed merger.

Consolidation - The consolidated financial statements include the accounts and
-------------
activities of Hot Products, Inc.com and its wholly owned subsidiary, SC&T Asia, Limited (Hong Kong). All significant inter-company transactions and balances have been eliminated in consolidation. SC &T Europe was dissolved in July 2001. The resulting gain on this dissolution is reported in these financial statements.

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

Revenue Recognition - We recognize revenue when the product is shipped, and or
-------------------
paid for by the customer. We provide an allowance to reflect estimated uncollectible accounts receivable from customers. We receive royalty revenues
on a regular quarterly basis and recognize this revenue when received.   The
revenue for the period ended January 31, 2002 includes a nonrefundable royalty payment received of $99,450. Under this royalty agreement the customer has the right to sell up to 52,000 units of the product under license for a two year period. There is no further obligation of the Company and the entire royalty payment was recognized as revenue in the three months ended January 31, 2001.

Research and Development - The costs for new product development are expensed as
------------------------
incurred.

Related Party Transactions     - Notes payable in the amount of $36,960     is
--------------------------
recorded from a related party of the Company.

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

                                   Net Income                Shares           Per Share
                              ----------------------  ---------------------  --------------
                                 2002        2001        2002       2001     2002    2001
                              ----------  ----------  ----------  ---------  -----  -------
Net Income                    $1,177,357  ($561,310)  10,144,662  6,027,873  $0.12  ($0.10)
BASIC EARNINGS PER SHARE:
Income available to
Common Shareholders           $1,177,357  ($561,310)  10,144,662  6,027,873  $0.12  ($0.10)

EFFECT OF DILUTED SECURITIES         N/A        N/A          N/A        N/A    N/A      N/A

DILUTED EARNINGS PER SHARE    $1,177,357        N/A   10,144,662  6,027,873  $0.12  ($0.10)

Common equivalent shares of 2,688,918 and 2,747,251 related to stock options and warrants outstanding at January 31, 2002 and 2001 respectively are excluded from the computation because the effect of inclusion would be anti-dilutive.

Segment  and  Geographic  Information - The Company's revenue was generated from
-------------------------------------
one primary geographic region, The United States. There were no material operations in the Company's Asian subsidiary. At January 31, 2002, the Company considers its products to fall within two segments, Peripheral Products and Emergency-Survival products.

The  following  table outlines the breakdown of sales to unaffiliated customers.

Net Revenues
------------
                               2002         2001
                            ----------  ------------
    Emergency-Survival      $  196,377  $    87,334
    Peripheral Products     $  250,574  $   578,567

                            $  446,951  $   665,901
                            ==========  ============
Net Income/(Loss)
-----------------
    Emergency-Survival      $  100,639  $    62,142
    Peripheral Products     $  225,005  $   394,665
    Other                   $  851,713  $(1,018,117)
                            ----------  ------------

                            $1,177,357  $ ( 561,310)
                            ==========  ============

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

OVERVIEW

Hot Products, Inc., (HPIC) specializes in designing dynamic new products that serve real life applications. We accomplish this through innovative, high quality offerings with value added features and benefits for today's consumers. Our primary market focus addresses the Road Emergency, RV, Automotive Survival, Power Sports and Outdoor Survival categories with an expanding line of products that currently consists of some 30 plus offerings. A major part of our business focuses on the Private Label arena, where we create specific products for major corporations that either bear that companies name or brand logo. These products are typically merchandised through that company's national dealer infrastructure.

There is no doubt that since the events of last September that the entire country has focused a much higher awareness on the need to be Better Prepared for the unforeseen emergency and survival situations we all encounter. We are proud of the company we keep, which includes the likes of, Plow & Hearth, Jiffy Lube International Inc., Polaris Industries Inc., Lexus Corp., Harley-Davidson, International Auto Sport, etc.

We believe that the current industry categories targeted by the Company offer increased marketing opportunities that promise higher growth potential, greater profit capabilities and carry less competitive risk, as the size and scope of these market categories offer significant long term growth potential.

Over the past year we have continued to reduce operational costs and expenses wherever possible. Operational improvements have increased productivity and allowed a significant reduction in operating expenses. Our new products and marketing direction have resulted in improved gross margins. Our management believes the past year's results are a clear indicator to shareholders and investors that our operational efficiencies combined with new marketing ideas are leading us on the path towards profitability. Management feels strongly that we will continue to improve our performance as our products gain greater industry awareness and market share, while our gross margins improve through product cost reductions and improved terms with our vendors. Our new line of products is being well received in the marketplace and we continue to explore new revenue channels, such as the Private Label arena, where we continue to gain strength through custom design programs with major Fortune 500 companies.

Our NUON products group has gone through difficult times as a result of the financial difficulties experienced by VM Labs Inc., the developer of the NUON technology. We have been successful in creating a European distribution alliance for our NUON products, which have resulted in initial shipments being made into Switzerland. However, until we have clearer understanding of the future of VM Labs Inc., the company will focus its energies on growing its non-Nuon business.

FAILED  MERGER  OPPORTUNITY

On October 15, 2001 we filed an 8K statement with the SEC announcing a planned merger with International Global Positioning (IGP). On November 2, 2001 before the definitive agreement had been signed, IGP abruptly informed us that the merger had been terminated. We believe IGP wrongfully terminated the agreement. We also allege that IGP breached this agreement, did not negotiate in good faith and was unethical in their business dealings with us.

For nearly two months, our efforts and energies focused entirely on the planned merger. Among other accomplishments, we spent significant time researching the GPS arena, developing new marketing & distribution programs and materials, searching for new facilities, and we also allocated an inordinate amount of time in planning and working towards the integration of both companies into the "new entity." The refocus during this two month period has had a detrimental impact on our sales for the quarter, and in lost time that would otherwise been spent on building our business.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001. NET SALES AND ROYALTY REVENUES

Net sales and royalty revenues for the three months ended January 31, 2002 were $159,317 compared to $154,504 for the three months ended January 31, 2001. $99,450 of the $159,317 is a prepaid royalty agreement received in the three month period ended January 31, 2002. Increased sales of our Road-Emergency and Auto-Survival product lines also contributed. Sales for the nine months ended January 31, 2002 were $446,591 compared to $665,901 for the same period ended
January 31, 2001. This decrease is due to reduced sales of NUON related products. This reduction of NUON sales is a direct result of slower than anticipated deliveries of DVD players incorporating the NUON technology, and delayed shipments by Motorola's of their Streamaster Set-Top (converter box) which we believe were due to various shifts in VM Labs business plan, which are out of our control.

GROSS  PROFIT

Our gross profit for the three months ended January 31, 2002 was $149,006 in contrast to a gross profit of $81,200 for the three months ended January 31, 2001. Our gross profit for the nine months ended January 31, 2002 was $350,165 compared to $456,807 for the same period ended January 31, 2001. Our gross profit margin is affected by royalty revenues received. These revenues do not have any cost of sales associated with them, and increase our gross profit margin. Had these royalty payments not been received our gross profit margin would have been lower. Gross profit margins can be affected by several factors, including the mix between products, the anticipation that newer products will initially yield higher margins, however, there can be no assurance higher margins will be maintained over the life of any product.

SALARIES  AND  BENEFIT  EXPENSES

Our payroll and benefits expense decreased to $79,283 for the three months ended January 31, 2002 compared to $106,357 for the three months ended January 31, 2001. Payroll and benefits expense was $263,384 for the nine months ended January 31, 2002 compared to $348,131 for the same period ended January 31, 2002. This decrease in salaries and related expenses for the nine months ended January 31, 2001 can be attributed to lower salaries, staff reductions and reduced benefit costs. We are required to employ a base staff of qualified personnel to maintain our operations. As we attain increased profitable quarters our employee base will have to increase. We are carefully planning for expansion, and when our sales volume increases, we will institute gradual growth that will not burden our margins or threaten our profitability.

SELLING  AND  PROMOTION

Our selling and promotion expenses decreased to $1,150 for the three months ended January 31, 2002 from $60,991 for the same period ended January 31, 2001. Selling and promotion expenses were $10,264 for the nine months ended January 31, 2002 compared to $108,763 for the same period ended January 31, 2001. The decrease is a direct result of many things, but a significant reason is our focus on our Private Label business, where the need for extensive advertising and marketing is not required. Due to cost controls, we have not been able to utilize all promotional avenues necessary to properly promote our products. Our management has been careful in the amounts of promotional efforts for the current quarter, which has included curtailing unnecessary travel and trade show costs.

OFFICE  AND  ADMINISTRATION

Office and administrative expenses for the three months ended January 31, 2002 were $60,832 compared to $136,921 for the three months ended January 31, 2001. Office and administrative expenses were $217,173 for the nine months ended January 31, 2002 compared to $472,122 for the nine months ended January 31, 2001. The decrease is attributed directly to extraordinary legal costs associated to the three-year litigation against our former accounting firm.
This will no longer be a factor as the parties reached "an out of court settlement" during July of this year. Efficiencies and cost reductions in equipment rental, printing, postage and related costs also contributed to the reduction in office and administrative costs for the current quarter.

RESEARCH  AND  DEVELOPMENT

There were no expenses related to research and development for the three months ended January 31, 2002 compared to $60,878 for the three month period ended January 31, 2001. Research and development expenses were $912 for the nine months ended January 31, 2002 compared to $98,934 for the same period ended January 31, 2001. The decrease is due to the realization that we have already borne significant costs for the development of existing and future products. Costs associated with the need to develop new products are not as substantial as previously incurred by the Company, as most new products are spin-offs of previously designed products. The Road Emergency, Automotive and Outdoor Survival categories are not as labor or cost intensive as was the electronic design arena. Management has always made a commitment to research and development and will continue to do so as deemed necessary.

OTHER  INCOME/EXPENSE

Other income increased to $4,724 for the three months ended January 31, 2002 from other expense of $11,545 for the same period ended January 31, 2001. This increase, $16,269, is due primarily to the settlement of old payable liabilities. Other income includes $46,805 of legal and other direct costs which were incurred as a result of our failed merger attempt. Other income was $520,776 for the nine months ended January 31, 2002 compared to $9,833 for the nine months ended January 31, 2001. Included in this increase is a gain, $137,850, on the closure of our UK subsidiary. The gain on disposal was a result of recorded obligations that were relieved through closure. Also included in other income is $300,000 from the settlement of a lawsuit. Interest and factoring costs decreased to $12,788 for the nine months ended January 31, 2002 compared to $18,175 for the same period ended January 31, 2001.

EXTRAORDINARY  ITEM

Income from the settlement of an old disputed liability from a foreign supplier resulted in a gain of $798,148 for the nine months ended January 31, 2002.
Under the agreement we agreed with our foreign supplier to drop all claims against each other. We are required to pay the foreign supplier approximately $6,000 under the agreement. As cash flow improves the Company will offset this obligation.

NET  INCOME

Net income for the three months ended January 31, 2002 was $12,466 compared to a net loss of $295,492 for the three months ended January 31, 2001. Net income was $1,177,357 for the nine months ended January 31, 2002 compared to a net loss of $561,310 for the same period ended January 31, 2001. Total operating expenses for the three and nine months ended January 31, 2002 were $141,264 and $491,733 compared to $365,147 and $1,027,950 for the nine and three months ended January 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital deficit was $569,510 at January 31, 2002 compared to a deficit of $404,673 at January 31, 2001. We require working capital and continue to operate without the appropriate funds to effectively promote our new product lines, and continue to have difficulty in properly funding operations. Our accounts payable obligation has increased and income from operations has not been sufficient to adequately fund our operations. We have settled many old payable obligations and will continue to work on better terms from our suppliers and current obligations. We are currently in negotiations with many of our old creditors in an attempt to reduce our obligations to them. We are required to pay the costs of stocking, assembling and warehousing inventory prior to receiving payments from our customers. Typically our customers do not pay us for our products until approximately 30 to 60 days following delivery and billing, unless they are Private Label orders, for which we receive partial or entire payments at time of order. For non-private label business, the receipt of cash from operations typically lags substantially behind the payment of the costs for purchase and delivery of our products.

We have been able to secure short-term notes payable to help relieve the cash-flow burden experienced. At present we utilize factoring for some of our accounts receivable, however this form of financing does increase costs and reduces working capital and profits. To fully implement our new business plan, we will require additional working capital. We are currently in the process of finalizing a funding plan which will provide working capital until such time as cash flow from operations is increased. We are currently making efforts to sell current inventory to supplement our cash flow needs.

BUSINESS  OUTLOOK  AND  RISK  FACTORS  -  HPIC  OUTLOOK

We are seeing positive earnings results from our corporate efforts to reduce costs while improving performance. In addition to our cost reduction efforts we have taken several steps to improve sales and name recognition for our products. We have reached an agreement with a new Director of Sales. He brings extensive knowledge and experience along with a nationwide Independent Sales force of over 100 experienced individuals. In addition to this we have identified a new market which we believe has significant sales potential over the next six to twelve months. The Power Sports arena, which includes personal motor craft and outdoor recreational vehicles, is a niche area which we have identified as an important area for future growth. In addition we have designed new emergency and survival products to better expand our line and offer a wider variation of retail price points. We believe these changes will assist us in reaching new customers and channels, and will generate new sales revenues in the over the next year. Our Private Label line continues to grow and we expect significant revenue and interest in the market. We have already been successful in designing and shipping kits to major companies in the automotive, motorcycle and personal motor craft market.

We are optimistic about future revenue growth, new customer orders and in our ability to find a suitable merger partner or strategic marketing alliance partnership. The Private Label arena is opening new doors and new customers. We continue to pursue other major companies for Private Label opportunities and feel strongly that this area will provide significant revenue opportunities for us over the 6-12 months. When finances permit, we plan to secure the services of a national PR-IR firm to aggressively promote the merits of our Company, and we will continue to inform the market with ongoing press releases as new milestones or alliances are created.

Management is confident we can continue to improve the shareholder value through better efficiencies, new alliances and sales growth, increased revenues, which can be achieved in conjunction with the necessary operational funding we require to achieve our goals and profitability objective during FY 2002.

RISK  FACTORS

VM Labs has recently filed a reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. VM Labs has represented it has reached agreements with its significant creditors. As previously stated, until such time as we know the long term potential for NUON, our future emphasis will be on our non-Nuon products group.

Our best defense against competitive actions on our Road Emergency, Auto and Outdoor Survival categories remains in our ability to maintain our lead position, breadth and depth of high quality product assortment, continued R & D, coupled with our ability to ship orders in a timely manner. No competitive products currently exist that come close to the caliber of products we provide. In the Automotive and Outdoor Survival retail arena's "Pre-Kitted and Pre-Configured " products of the quality and diversity we offer, do not exist at retail. Each product is backed by a one-year warranty. We understand competitors could make an attempt to imitate our lines, but we have a significant head start and the logistics to "knock us off" has numerous barriers for all new comers.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     None

ITEM  4.  SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
     None

ITEM  5.  OTHER  INFORMATION
     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     On November 21, 2001 we filed with the Securities and Exchange Commission on Form 8-k the resignation of Gregory Struthers, Vice President-NUON
     Division  and  Director.

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       SIGNATURE                      CAPACITY                      DATE
       ---------                      --------                      ----

HOT PRODUCTS, INC.COM

 /s/ James Copland              Chairman of the Board           March 11, 2002
------------------------------  and Chief Executive  Officer
James Copland