Form 10KSB
period 2005-12-31
B-TELLER INC
filed 2006-05-17
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Period Ended December 31, 2005

OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from May 1, 2005 to December 31, 2005
Commission File Number: 0-27382

B-TELLER, INC.
(Formerly Known as Hot Products, Inc. Com and formerly known as ST & C International, Inc.)
(Name of small business issuer as specified in its charter)

Washington	86-0737579
State of Incorporation	IRS Employer Identification No.

Cheyne House, Crown Court, 62-63 Cheapside, Canary Warf, London England EC2V 6JP
(Address of principal executive offices)

Registrant's telephone number, including Area Code: 44-772-029-2302
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☐       NO  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Registrant’s revenues for the most recent fiscal year were: None

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on May 5, 2006, was approximately $5,416,247

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

OVERVIEW

B-Teller, Inc. (“B-Teller”) (formerly known as Hot Products, Inc.com) and (formerly SC&T International, Inc.) was formed in June 1993. In March 2006 the company changed its name to B-Teller, Inc and reincorporated in Washington. In the past we developed, engineered and marketed accessory and peripheral products for the personal computer and video segments for the OEM and retail Channels. Our stock was de-listed from the NASDAQ in 1997, as a direct result of our accounting firm’s untimely resignation during the 10K audit period. Through the resignation, we were late in our annual 10K with the SEC and the NASD elected to de-list us from the Small Cap Market onto the Bulletin Board.

In 2002 we closed our business operations due to lack of funding and we were de-listed to the pink sheets for lack of current Securities and Exchange Commission filings. We have been a dormant shell since 2002 to present.

SUBSIDIARIES

In 2002 the previously consolidated subsidiaries were abandoned. On March 27, 2006 the company reversed merged with Bankteller Ltd by the exchange of 10,000,000 common shares for 100% of the Bankteller Ltd. which is now the company’s wholly owned subsidiary.

EMPLOYEES

The company has no employees since we closed our business operations in 2002.

Delinquent Filing of SEC Reports and Inadequacies of Disclosures

The Company failed to timely file with Securities and Exchange Commission (“SEC”) its periodic reports, including its annual reports on Form 10KSB for fiscal 2002, 2003, 2004 and 2005, and its Form 10QSB reports for its 2003, 2004, 2005. The Company intends to shortly complete the filing of all the required periodic reports.

Additional Information

The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The company has not leased property since we closed our business operations in 2002.

ITEM 3. LEGAL PROCEEDINGS

We have no pending litigation with the Company

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

B-Teller common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Pink Sheets Board) and can be accessed on the Internet at www.pinksheets.com under the symbol “BTLI.PK.”

At December 31, 2005, there were 16,634,374 shares of common stock of B-Teller outstanding and there were approximately 134 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for B-Teller’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL 2005 - Pre split	HIGH BID	LOW BID

Quarter Ended December 31, 2005	$.01	$.01

Quarter Ended October, 31, 2005	.01	.01

Quarter Ended July 31, 2005	.01	.01

FISCAL 2004 - Pre split	HIGH BID	LOW BID

Quarter Ended April 30, 2005	$.01	$.01

Quarter Ended January 31, 2005	.01	.01

Quarter Ended October, 31, 2004	.01	.01

Quarter Ended July 31, 2004	.01	.01

B-Teller has never paid dividends on any of its common stock shares. B-Teller does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in B-Teller’s business. B-Teller’s Transfer Agent and Registrar for the common stock was Computershare, Inc. located in Denver, Colorado. However, the company changed transfer agents in March 2006 to National Stock Transfer, Inc. located in Salt Lake City Utah.

On March 21, 2006 the company changed its capital structure with a reverse split of 100 to 1 of its common shares from 16,634,374 to 166,344. The company changed its capital structure to 250,000,000 authorized common shares and 25,000,000 authorized preferred shares. On March 27, 2006 the company issued 10,000,034 common shares. On April 15, 2006 the company forward split the common stock 1: 2.5 resulting in 25,415,859 shares issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

On May 12, 2006, 1,500,000 shares of common stock were issued to Midland FI Marketing, Ltd as a result of a contract for services
On March 21, 2006 6,000,000 shares of common stock were issued in exchange for of all of the shares of Bankteller Ltd. a United Kingdom Corporation.

On March 27, 2006 the Company issued 4,000,034 in settlement of a prior debt to a professional.

In August 2004, the company issued 2,500,000 to Leslie Investment for approximately $65,000 in expenses paid personally by Leslie, for the company while it was winding down.

In February 2003, the company issued 2,500,000 to Leslie Investment for accounting, management, and payment of company expenses paid personally by Leslie of approximately $35,000.

All issuance of pre and post split common shares are exempt from registration under the Securities and Exchange Act 1933 under Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. This includes the Company’s ability to manage growth, involvement in litigation, competition, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation.

The following financial data should be read in conjunction with the consolidated financial statements of B-Teller, Inc. related notes and other financial information appearing elsewhere in this report.

OVERVIEW

B-Teller, Inc. (“B-Teller”) (formerly known as Hot Products, Inc.com) and (formerly SC&T International, Inc.) was formed in June 1993. In 2002 we closed our business operations due to lack of funding and we were de-listed to the pink sheets for lack of current Securities and Exchange Commission filings.

NET REVENUES

W e have had no revenues since 2002 when we closed our business operations.

SELLING AND PROMOTION

We have had no selling and promotion expense since we closed our business operations.

OFFICE AND ADMINISTRATION

In 2002 we closed our business operations. In 2005, the company had expenses of 1,094 for the additional costs to pay to the transfer agent for reporting purposes.

GAIN ON EXTINGUISHMENT OF DEBT

In 2002 we closed our business operations due to lack of funding. Various liabilities previously incurred have been subsequently statutorily extinguished by the statute of limitation. The company had gains on extinguishment of debt for the period ended of $797,804; including accounts payables of $273,841, accrued liabilities to the former officer of $472,307, and unsecured notes payables of $50,550. This debt was extinguished as it was beyond the statute of limitation.

NET INCOME

Our net Income for the period ended December 31, 2005 was $746,710 as a result of the write off the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Income per share was $0.04 for period ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

All of the company’s current obligations were funded through Leslie Investment. The company closed our business operations due to lack of funding.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)

S.E.Clark & Company, P.C.

Registered Firm: Public Company Accounting Oversight Board

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
B-Teller, Inc., fka Hot Products, Inc.com

We have audited the accompanying balance sheet of B-Teller, Inc., fka Hot Products, Inc.com (the "Company"), as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board, generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Teller, Inc., fka Hot Products, Inc.com as of December 31, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
May 16, 2006

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
BALANCE SHEET
At December 31, 2005

ASSETS	December 31, 2005

CURRENT ASSETS
Cash	$-
Accounts receivable	-
Prepaid expenses and other current assets	-
Total current assets	-

PROPERTY AND EQUIPMENT, net	-

OTHER ASSETS	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued Liabilities	18,080
Total current liabilities	18,080
Commitments and Contingencies	-
Total liabilities	18,080

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares
authorized, 16,623,504 shares issued and outstanding	166,344
Paid in capital	17,824,613
Accumulated deficit	(18,009,037)
Total stockholders' equity (deficit)	(18,080)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED DECEMBER 31, 2005

December 31, 2005
REVENUES:
Revenue	$-
Total
Cost of Goods Sold	-
GROSS PROFIT	-
OPERATING EXPENSES:
General and Administrative	1,094
Sales and Marketing	-
Depreciation and amortization	-
Total operating expenses	1,094
OPERATING LOSS	(1,094)

OTHER (INCOME) AND EXPENSES
Gain on the extinguishment of Debt	(747,804)
Total Other Expense (Income)	(747,804)

INCOME (LOSS) BEFORE INCOME TAXES	746,710

INCOME TAX (BENEFIT) PROVISION	-

NET INCOME (LOSS)	$746,710

NET LOSS PER SHARE:
Basic:	$0.04
Diluted:	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	16,634,374
Diluted	16,634,374

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2005

	Common Stock		Paid-in	Treasury	Subscirption	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Deficit	Total

BALANCE APRIL 30, 2005	16,634,374	166,344	17,824,613	$-	$-	$(18,755,747)	$(764,790)
Net Income						746,710	746,710
BALANCE DECEMBER 31, 2005	16,634,374	166,344	17,824,613	$-	$-	$(18,009,037)	$(18,080)

The accompanying notes are an integral part of these financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF CASH FLOW
FOR THE PERIOD ENDED DECEMBER 31, 2005

[Missing Graphic Reference]

December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$746,710
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	-
Discontinued Product Line	-
Gain on the Extinguishment of Debt	(747,804)
Changes in assets and liabilities:
Trade accounts receivable	-
Inventories	-
Prepaid and other current assets	-
Other assets	-
Accounts Payables	-
Accrued Management fees	-
Net cash (used in) operating activities	(1,094)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) provided by investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholders	1,094

Net cash provided by (used in) financing activities	1,094

INCREASE (DECREASE) IN CASH	-
CASH, BEGINNING OF YEAR	-
CASH, END OF YEAR	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2005

1. ORGANIZATION AND BASIS OF PRESENTATION

B-Teller, Inc (formerly Hot Products, Inc.com, formerly SC&T International, Inc., (the "Company")was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. The company closed in September 2002 due to unsuccessful business ventures and lack of financing.

In February 2006, Leslie Investment sold 100% of its common shares to Titan Holdings, Inc. In March 2006 the company reincorporated in Washington and changed its name to B-Teller, Inc.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company was unsuccessful and was shut down in September 2002.

Significant issues that effect the company

Management, consisted of James Copland, President, CEO, and Chairman and he resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of his stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. which briefly gave control to Titan Holdings, Ltd. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

At the same time in March 21, 2006 the company changed its capital structure by a 100 to 1 reverse split of its shares from 6,634,374 to 166,344.

The company changed it capital structure to 250,000,000 authorized common shares and 250,000,000 authorized preferred shares. Subsequently, on March 21, 2006 the Company issued 6,000,000 post split common shares in exchange for all of the shares of Bank Teller Ltd., a United Kingdom Corporation in a plan of merger where as Bank Teller Ltd is a wholly owned subsidiary. In March 27, 2006 the company issued 4,000,034 post split common shares of a convertible note. On April 15, 2006 the company forward split the common stock by 1 for 2.5 resulting in 25,415,859 shares issued and outstanding. All shares were exempt from registration of the Securities and Exchange Act Section 4(2).

Upon completion of the share exchange Bank teller Ltd. gained nearly 59% control of the Company. Bankteller Ltd. is controlled by Tim Reeves who holds nearly 4 million of the 15 million shares held by Bankteller. (16% control of B-Teller, Inc.).

Current management assumed control in February 2006 and had no prior involvement with the Company.

In conjunction with the merger, the Company has changed its fiscal year end from April 30 to December 31. Accordingly, the transitional period reported on in these statements is the eight month period from May 1, 2005 through December 31, 2005.

Management is evaluating business opportunities which, if consummated, could cause additional significant dilution to the existing shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). A summary of the Company's significant accounting policies follows:

(a) B-Teller, Inc. (formerly Hot Products, Inc.com, formerly SC&T International, Inc.,) (the "Company")was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries

(b) Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(c) Property and Equipment - Property and equipment are recorded at cost less impairment and accumulated depreciation. Depreciation recorded using the straight-line or method over the useful life of the asset.

Management periodically assesses its ability to recover the cost of its long-lived assets in accordance with the provisions of SFAS 144. Costs deemed not recoverable are charged to operations and the asset cost reduced by the estimated impairment.

(d) Foreign currency translation - foreign subsidiaries (if any) maintain their financial statements in the local currencies which have been determined to be the functional currencies. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains and losses resulting from foreign currency transactions are included in the results of operations.

(e) Cash and Cash Equivalents - Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Net bank overdrafts were recorded as current liabilities. Cash balances are insured by the F.D.I.C. up to $100,000 per institution.

(f) Fair Value of Financial Instruments - The financial instruments disclosed elsewhere in these notes are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

(g) Fair Value of Non-monetary Transactions - The common stock issues have been valued in accordance with SFAS 143 and SAB 107, giving consideration to the fair value of thinly traded shares, as affected by restrictions to the stock, the underlying assets, cash flows, and profitability of the company.

(h) Advertising expenses are expensed when incurred.

(i) Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, require that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

(j) Financial instruments - Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses, note payable and capital lease instruments. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

(k) Loss Per Share - Basic loss per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding for the period.

(l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

3. PROPERTY AND EQUIPMENT

The company has no fixed assets as of December 31, 2005.

4. SHARE CAPITAL

See footnote #1 “Significant issues that effect the company”.

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No income taxes were paid and interest paid approximates the amounts disclosed as expense.

6. INCOME TAXES

The Company has accumulated operating losses available to potentially reduce taxable income in future periods. The potential tax benefit of these losses have not been reflected in the financial statements since it was more likely than not that the losses would not be utilized. These losses began expiring from 2010 through 2019. Additionally, the limitations on these losses resulting from various business combinations and control changes have not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset, if any.

Net operating losses are subject to various rules and regulations set forth by the Internal Revenue Service. Usage of that net operating loss is subject to two main elements which include, among others, the same line of business. In addition, IRC 382 must be analyzed to address the potential change in control related to any future operations. Therefore all factors related to the usage of the net operating loss must be carefully considered by those contemplating the utilization of the losses sustained.

Management evaluates the probability of the utilization of the deferred income tax assets. Management determined that because the Company has not yet generated taxable income it was not appropriate to recognize a deferred income tax asset related to the net operating loss carry-forward. Therefore, a fully deferred income tax asset is offset by an equal valuation allowance.

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Net operating loss carryforwards of $19,388,338 for federal income tax purposes began expiring from 2010 through 2019. Net operating loss carryforwards of $18,586,722 for state income tax purposes expire from 2001 through 2004. The future utilization of the net operating losses is uncertain.

7. DEBT EXTINGUSHIMENT

SFAS 140 paragraph 16 outlines the two requirements that are met to qualify for early extinguishment of debt.

The debt has been reviewed and found that the obligations were past the statute of limitation and there has been no attempt for collectabiltiy. Therefore it is a matter of law or “judicially” to remove the obligations under the advice of counsel. SFAS 140, Paragraph 16: A debtor shall derecognize a liability if and only if it has been extinguished. A liability has been extinguished if either (a.) The debtor pays the creditor and is relieved of its obligation for the liability. Paying the creditor includes delivery of cash, other financial assets, goods, or services or reacquisition by the debtor of its outstanding debt securities whether the securities are canceled or (b.) The debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

The company wrote off a total of $797,804 which included $273,853 in accounts payables, $472,307 in accrued liabilities primarily Mr. Copland’s accrued salaries, and $50,550 of Notes Payables that were unsecured.

In the event vendors attempt to assert their claims, even if statutorily extinguished, legal costs may be incurred to successfully defend collection efforts. Management believes such costs will be immaterial and has accordingly determined to expense such costs as incurred.

8. RELATED PARTY TRANSACTIONS

During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

During the year ended April 30, 2001, the Company borrowed funds from its president (Leslie Investment) and chairman of the board of directors who is also the Company's largest single shareholder. The $66,332 Note payable to shareholder was unsecured, due upon demand and bore interest at 9% per annum. In February 2003, Leslie was paid 2,500,000 common shares which have not been issued by the transfer agent as of December 31, 2005.

In August 2004, Leslie Investment was issued 2,500,000 common shares in exchange for nearly $100,000 of expenses paid during the time the company was dormant.

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of his stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. for $100,000 which gave control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

Upon completion of the share exchange Bankteller Ltd. gained nearly 59% control of the Company. Bankteller Ltd. is controlled by Tim Reeves in who holds nearly 4 million of the 15 million shares held by Bankteller. Tim Reeves has 16% control of B-Teller, Inc.

9. NET INCOME PER SHARE

The net income per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

10. CONVERTIBLE DEBENTURES

On August 28, 2000, the Company executed a Convertible Debenture Agreement with warrants in the amount of $400,000. The debentures were converted to 3,478,988 shares during the year ended April 30, 2001. The warrants expired in 2003.

11. STOCK OPTIONS

The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. All Stock options expired in September 2002 upon the termination of all employees and closing of the business.

12. SUBSEQUENT EVENTS

On March 21, 2006 The Company reincorporated in Washington and changed the company name to B-Teller, Inc. On March 22, 2006, the Company entered into a Merger Agreement with Bank Teller Ltd. a United Kingdom Corporation by exchanging 100% of the shares in Bank Teller, Ltd for 6,000,000 post split common shares of the company. On March 27, 2006 the company issued an additional 4,000,034 post split common shares for a convertible note. On May 12, 2006, 1,500,000 shares of common stock were issued to Midland FI Marketing, Ltd as a result of a contract for services. The commons shares were issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Effective upon the merger, B-Teller, Inc. senior management became senior management of the Company, including Armando Russo President and director and J.A. Claydon, Secretary and director.

B-Teller, Inc. is a wholesale electronic payment provider. Payments which are not sent and received from within the same European territory are considered to be cross-boarder and so use the S.W.I.F.T. network. S.W.I.F.T. is considered by many organization s to be an expensive method for the movement of payments messages. With the advent of the Euro, it is now the European Union’s intention to upgrade Europe’s banking technology infrastructure so that any payment crossing the “euro zone’ will be considered a domestic payment, which will negate the need to use S.W.I.F.T. and will make payments move more quickly and cost-effectively across the EU countries. Bank Teller will act as a payment processing hub, which will route wholesale payments across any network using the most cost-effective route. Bank Teller customers will access Bank Teller’s ASP-Based services via a local Bank Teller General User Interface (GUI), allowing corporate treasurers and financial officers with the ability to execute their payments form a remote and centralized location, thereby saving time and money.

Upon completion of the shares exchange Bankteller Ltd. gained nearly 59% control of the Company. Bankteller Ltd. is controlled by Tim Reeves who holds nearly 4 million of the 15 million shares held by Bankteller. Tim Reeves has 16% control of B-Teller, Inc.

BANKTELLER LTD. PROFORMA BALANCE SHEET
FOR THE PERIOD ENDED MARCH 31, 2006 (Unaudited)

As of
March 31, 2006
ASSETS
Current assets
Cash	$175
Total current assets	175
Total assets	$175
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable	$18,500
Total current liabilities	18,500

Total liabilities	18,500
Stockholders' equity
Common stock; no par value; unlimited authorized shares
100 shares issued and outstanding Equity
Accumulated deficit	(18,500)

Total stockholders' deficit	(18,325)

Total liabilities and stockholders' equity	175

BANKTELLER LTD. PROFORMA INCOME STATEMENT (Unaudited) 2006:

March 3, 2006
(Inception)
through
March 31, 2006

Revenue	$--

Operating expenses
General and administrative	16,000
Network	2,500

Total operating expenses	18,500

Loss from operations	(18,500)

Other income (expenses):
Other expense	-
Total other income (expenses)	--

Loss before provision for income taxes	(18,500)
Provision for income taxes	--

Net loss	$(18,500)

BANKTELLER LTD. PROFORMA STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED MARCH 31, 2006 (Unaudited)

Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid-in	Subscribed	Development	Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at March 3, 2006 (Date of inception)	--	$--	$--	$--	$--	$--

Common Stock Issued, March 3, 2006	100	175	0		0	175

Net loss	--	--	--	--	--	--

Balance at March 31, 2006	100	$175	--	--	(18,500)	(18,325)

13. GOING CONCERN ISSUES

New management cannot provide any assurances that they will be able to secure sufficient funds to satisfy the cash requirements for the next 12 months. The inability to secure additional funds would have a material adverse effect on the Company.

These financial statements are presented on the basis that the Company will continue as a going concern. Other than the previously disclosed impairments, no adjustments have been made to these financial statements to give effect to valuation adjustments that may be necessary in the event the Company is not able to continue as a going concern. The effect of those adjustments, if any, to individual periods could be substantial.

*********

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The former auditor Epstein Weber & Conover PLC has resigned for non-payment of auditor fees. The company has retained S.E.Clark & Company, P.C. as the successor auditor. There are no disagreements with the predecessor auditor.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

In February 2006 the Company’s Directors and Executive Officers

Name	Age	Position

Armando Russo	39	Presidents and Board Chairman

Nicolas Alexander	42	Secretary and Director

Armando Russo is serving as President and Board Chairman for the company. Mr. Russo has been involved in the start up of many successful ventures throughout his 15 year business career. To date he has operated many of these successfully while focusing in the entertainment field until recently when he entered into the financial transaction based business world.

In 1990, Mr. Russo graduated with honors from Champlain College in Montreal, Quebec, Canada, with a diploma in business. Immediately after, he entered into managing professional athletes and their financial based business decisions. During this period he managed to make contacts internationally in the financial world which he maintains good relations with to this day.

Nicolas Alexander is serving as Secretary and Director of the company. Nicolas Alexander has a secretarial, bookkeeping and administration background as well as that of physical education and serving as an officer and director of a number of development stage companies.

In December 31, 2005 the Company’s Directors and Executive Officers
The following table sets forth information concerning each of the directors and executive officers of the Company:

Name	Age	Position

James L. Copland	56	Presidents, Treasurer, Chairman of the Board, and Chief Executive Officer

James L. Copland has served as President, Treasurer, and Chairman of the Board since its inception. Mr. Copland has held senior management positions with numerous companies He served as Vice President of Sales and Marketing for North and South America for Aztech Labs, Inc., a manufacturer and marketer of multimedia sound cards. As Vice President, Sales of Bondwell Industrial, Inc., a manufacturer and distributor of notebook computers and joy sticks. As President for North American Operations of Laser Friendly, US from 1984 until 1986 he served as Vice President, Sales and Marketing, of Atari (U.S.) Corporation. From 1982 until 1984, Mr. Copland served as General Sales and Marketing Manager of Commodore Computers, a Canadian company. Mr. Copland resigned in February 2006.

SEE SIGNIFICANT ISSUES THAT EFFECT THE COMPANY FOOTNOTE #1

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The company is aware that all filings of form 4 and 5 required of Section 16(a) of the Securities and Exchange Act of 1934 Directors, Officers, or holders of 10% of the Company’s shares have not been timely and the Company has instituted procedures to ensure compliance in the future

ITEM 10. EXECUTIVE COMPENSATION

General. Mr. Copland served as the Company’s sole-officer and director until they resigned on February 2006. Mr. Copland has not been paid a salary since year ended 2001.

SEE SIGNIFICANT ISSUES THAT EFFECT THE COMPANY FOOTNOTE #1

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 15, 2006 information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

	Number of Shares
Name and Address	Beneficially Owned (1)	Percent of Total (1)

Bankteller Ltd.	15,000,000 (1)	59%
Armando Russo	0	0%
Nicolas Alexander	0	0%

Includes common stock owned and stock options.

(1) Bankteller Ltd. is controlled by Tim Reeves whom owns 4,000,000 common shares of the 15,000,000 held by the company which represents 16% of the company. Mr. Tim Reeve is the Chief Technology Officer. Tim was formerly Managing Director, Europe of CES plc (now FUN Technologies plc), a leading provider of person to person betting/gaming technology, sports information products and online games of skill. Prior to joining CES, Mr. Reeve was CEO of ensure Pay Ltd, a UK based internet payments company and a subsidiary of Earthport plc.

Before ensurePay, Mr. Reeve held CTO positions at Betfair.com, the global market leader in B2C exchange betting and a revolution in online gambling, and uSwitch.com, a provider of online utility price comparison and switching for consumers, where he was responsible during the start up phase for shaping the technology strategy and delivery

As of December 31, 2005 information with respect to beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group.

	Number of Shares
Name and Address	Beneficially Owned (1)	Percent of Total (1)

Leslie Investment	6,390,016	39%

Includes common stock owned and stock options.

SEE SIGNIFICANT ISSUES THAT EFFECT THE COMPANY FOOTNOTE #1

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

During the year ended April 30, 2001, the Company borrowed funds from its president (Leslie Investment) and chairman of the board of directors who is also the Company's largest single shareholder. The $66,332 note payable to shareholder was unsecured, due upon demand and bears interest at 9% per annum. In February 2003, Leslie was paid 2,500,000 common shares which have not been issued by the transfer agent as of December 31, 2005.

On March 22, 2006, the Company entered into a Merger Agreement with Bank Teller Ltd. a United Kingdom Corporation by exchanging 100% of the shares in Bank Teller, Ltd for 6,000,000 post split common shares of the company.

In August 2004, Leslie Investment was issued 2,500,000 common shares in exchange for nearly $100,000 of expenses incurred during the course the company was dormant.

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of his stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. which gave control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

Upon completion of the shares exchange Bankteller Ltd. gained nearly 59% control of the Company control. Bankteller Ltd. is controlled by Tim Reeves who holds nearly 4 million of the 15 million common shares held by Bankteller. Tim Reeves has 16% control B-Teller, Inc.

SEE SIGNIFICANT ISSUES THAT EFFECT THE COMPANY FOOTNOTE #1

PART IV

ITEM 13. EXHIBITS AND REPORTS.
None

Reports on Form 8-K

8-K report for changes in Auditor on May 16, 2006

ITEM 14. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the chief executive officer to allow timely decisions regarding the required disclosures. Within the 90 days prior to the filing date of this report, B-Teller’s management, with the participation of its chief executive officer and corporate accounting, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. This officer and management have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company’s reports.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 15. SIGNATURES.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

B-TELLER USA, INC.

By /s/ Armando Russo
President

By /s/ Nicolas Alexander
Secretary