Form 10QSB
period 2002-07-31
B-TELLER INC
filed 2006-06-02
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number: 0-27382

B-TELLER, INC.
(Formerly Known as Hot Products, Inc. Com and formerly known as SC & T International, Inc.)
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

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The number of shares of the issuer’s common equity outstanding as of May 25, 2006 was 25,415,944 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JULY 31, 2002
ASSETS:
CURRENT ASSETS
Cash	$491
Accounts Recievalbes	4,393
Total current assets	4,885

TOTAL ASSETS	$4,885

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$501,615
Accrued expenses and other liabilities	501,495
Notes Payables	185,550
Due to Factor	30,000
Total current liabilities	1,218,660

Commitments and Contengencies - Disputed Payables	215,199
Total liabilities	1,433,858

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 11,634,374 shares issued and outstanding	116,344
Paid in capital	17,810,425
Accumulated deficit	(19,355,743)
Total stockholders' equity (deficit)	(1,428,974)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,885

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

	Three Months Ended
	2002	2001
REVENUES:

Revenue	$40,753	$106,958
TOTAL REVENUE	40,753	106,958

COST OF SALES:	2,949	17,887

GROSS PROFIT	37,804	89,071

OPERATING EXPENSES:
General and administrative	166,052	188,042
Sales and marketing	6,495	6,053
Research and development	-	396
Depreciation and amortization	930	-
Total operating expenses	173,477	194,491

OPERATING LOSS	(135,674)	(105,420)

OTHER (INCOME) AND EXPENSES
Gain on Disposal of Subsidary	-	(137,850)
Gain on Settlement of Lawsuit		(300,000)
Interest Expense	-	4,151
Other Income	(23,080)	(32,371)
Loss on disposal of assets	-
Total other expense	(23,080)	(466,070)

NET LOSS	(112,593)	360,650

NET LOSS PER SHARE:
Basic:	$(0.01)	$0.04

Diluted:	$(0.01)	$0.03

Weighted Average Common Shares Outstanding
Basic	11,634,374	10,173,300
Diluted	11,634,374	11,002,115

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(112,593)	$360,650
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	-	3,786
Noncash gain on disposal of Subsidary	-	(137,850)
Changes in assets and liabilities:
Accounts Recievables	(4,393)	(26,044)
Inventories	-	(2,195)
Prepaid and other current assets	-	(103)
Other assets	-	1,995
Accounts payable and accrued liabilities	63,326	(24,387)
Other Liabilities	80,550	(104,386)
Net cash (used) in operating activities:	26,890	71,466

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payables	-	6,287
Payment on Notes Payables	-	(32,679)
Payment of Capital Lease Obligations	-	(6,836)
Net cash provided by financing activities	-	(33,228)

INCREASE (DECREASE) IN CASH	26,890	38,238
CASH, BEGINNING OF PERIOD	(26,398)	2,101
CASH, END OF PERIOD	$491	$40,339

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to reduce contingent liabilities	$-	$59,500

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

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

Significant issues that effect the company

Management, consisted of James Copland, President, CEO, and Chairman and he resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of it’s stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. which briefly gave control to Titan Holdings, Ltd. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

At the same time on March 13, 2006 the company changed its capital structure by a 100 to 1 reverse split of its shares from 16,634,374 to 166,344.

The company changed it capital structure to 250,000,000 authorized common shares and 25,000,000 authorized preferred shares. Subsequently, on March 21, 2006 the Company issued 6,000,000 post split common shares in exchange for all of the shares of Bank Teller Ltd., a United Kingdom Corporation in a plan of merger where as Bank Teller Ltd. is a wholly owned subsidiary. On March 27, 2006 the company issued 4,000,034 post split common shares of a convertible note. On April 3, 2006 the company forward split the common stock by 1 for 2.5 resulting in 25,415,944 shares issued and outstanding. All shares were exempt from registration of the Securities and Exchange Act Section 4(2).

Upon completion of the share exchange Bank teller Ltd. gained nearly 59% control of the Company. Bankteller Ltd. is controlled by Tim Reeves who holds nearly 4 million of the 15 million shares held by Bankteller. (16% control of B-Teller, Inc.).

Current management assumed control in February 2006 and had no prior involvement with the Company.

In conjunction with the merger, the Company has changed its fiscal year end from April 30 to December 31. Accordingly, the transitional period reported was prepared for the eight month period from May 1, 2005 through December 31, 2005.

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

The company has no fixed assets as of July 31, 2002 and 2001.

4.	SHARE CAPITAL

See footnote #1 “Significant issues that effect the company”.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No income taxes were paid and interest paid approximates the amounts disclosed as expense.

6.	INCOME TAXES

The Company has accumulated operating losses available to potentially reduce taxable income in future periods. The potential tax benefit of these losses have not been reflected in the financial statements since it was more likely than not that the losses would not be utilized. These losses begin expiring from 2010 through 2019. Additionally, the limitations on these losses resulting from various business combinations and control changes have not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset, if any.

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

If the Company begins to generate taxable income, management may determine that all of the deferred income tax asset may be recognized. Recognition of the asset could increase after tax income in the future. Net operating loss carryforwards of $19,388,338 for federal income tax purposes begin expiring from 2010 through 2019. Net operating loss carryforwards of $18,099,321 for state income tax purposes expire from 2001 through 2004. The future utilization of the net operating losses is uncertain.

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

The Company settled its litigation with Performance Funding related to this unpaid debt. Leslie Investment paid $17,500 to settle this debt on behalf of the company.

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

During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

During the year ended April 30, 2001, the Company borrowed funds from its president (Leslie Investment) and chairman of the board of directors who is also the Company's largest single shareholder. The $66,332 Note payable to the shareholder was unsecured, due upon demand and bore interest at 9% per annum. In February 2003, Leslie was paid 2,500,000 common shares which have not been issued by the transfer agent as of December 31, 2005.

In August 2004, Leslie Investment was issued 2,500,000 common shares in exchange for nearly $100,000 of expenses paid during the time the company was dormant.

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of it’s stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. for $100,000 which gave control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

10	ADVANCES FROM FACTOR

The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at July 31, 2002 $30,000 and July 31, 2001 of $0 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

11.	CONVERTIBLE DEBENTURES

On August 28, 2000, the Company executed a Convertible Debenture Agreement with warrants in the amount of $400,000. The debentures were converted to 3,478,988 shares during the year ended April 30, 2001. The warrants expired in 2003.

12.	STOCK OPTIONS

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

13.	SUBSEQUENT EVENTS

On March 21, 2006 The Company reincorporated in Washington and changed the company name to B-Teller, Inc. On March 22, 2006, the Company entered into a Merger Agreement with Bank Teller Ltd. a United Kingdom Corporation by exchanging 100% of the shares in Bank Teller Ltd. for 6,000,000 post split common shares of the company. On March 27, 2006 the company issued an additional 4,000,034 post split common shares for a convertible note. On May 12, 2006, 1,500,000 shares of common stock were issued to Midland FI Marketing, Ltd. as a result of a contract for services. The commons shares were issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

Effective upon the merger, B-Teller, Inc. senior management became senior management of the Company, including Armando Russo President and director and J.A. Claydon, Secretary and director.

B-Teller, Inc. is a wholesale electronic payment provider. Payments which are not sent and received from within the same European territory are considered to be cross-boarder and so use the S.W.I.F.T. network. S.W.I.F.T. is considered by many organizations to be an expensive method for the movement of payment messages. With the advent of the Euro, it is now the European Union’s intention to upgrade Europe’s banking technology infrastructure so that any payment crossing the “euro zone’ will be considered a domestic payment, which will negate the need to use S.W.I.F.T. and will make payments move more quickly and cost-effectively across the EU countries. Bank Teller will act as a payment processing hub, which will route wholesale payments across any network using the most cost-effective route. Bank Teller customers will access Bank Teller’s ASP-Based services via a local Bank Teller General User Interface (GUI), allowing corporate treasurers and financial officers the ability to execute their payments form a remote and centralized location, thereby saving time and money.

Upon completion of the share exchange, Bankteller Ltd. gained nearly 59% control of the Company. Bankteller Ltd. is controlled by Tim Reeves who holds nearly 4 million of the 15 million shares held by Bankteller. Tim Reeves has 16% control of B-Teller, Inc.

14.	GOING CONCERN ISSUES

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NET REVENUES

Revenues for the quarter ended July 31, 2002 were $40,753 as compared to the quarter ended July 31, 2001 of $106,958. This decrease in revenue was due to the closing of our business operations on September 2002.

SELLING AND PROMOTION

Sales and Promotion for the quarter ended July 31, 2002 were $6,495 as compared to the quarter ended July 31, 2001 of $6,053. This decrease in Sales and Promotion was due to the closing of our business operations on September 2002.

OFFICE AND ADMINISTRATION

Office and Administration for the quarter ended July 31, 2002 were $166,052 as compared to the quarter ended July 31, 2001 of $188,042. This decrease in Office and Administration was due to the closing of our business operations on September 2002.

OTHER EXPENSES AND INCOME

Other expenses and income was ($23,080) for the quarter ended July 31, 2002 as compared to ($466,070) for the quarter ended July 31, 2001. In July 31, 2002 the company closed its operations and had other income from the return of a lease deposit of $23,080. In July 31, 2001 the company disposed of its subsidiary in the United Kingdom for $137,850 and recognized a settlement of a law suit with proceeds and the remaining had other income and interest expense of $28,220.

NET INCOME

Our net loss for the quarter ended July 31, 2002 was $112,593 as a result of the closing of the business operation in September 2002 and generated a net income in July 31, 2001 of $360,650 which was a result of the gain on a settlement of a law suit.

NET LOSS AND INCOME PER SHARE

Net Loss per share was $0.01 for the three months ended July 31, 2002 and Net Income per share was $0.04 for the three months ended July 31, 2001.

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

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “project,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and are only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in Form 10-KSB which is incorporated by reference in this Form 10-QSB.

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC’s web site, www.sec.gov.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no pending litigation with the Company

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

Changes in Registrant’s Certifying Accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

B-TELLER USA, INC.

By /s/ Armando Russo
President

By /s/ J. A. Claydon
Secretary