Form 10QSB
period 2002-10-31
B-TELLER INC
filed 2006-06-02
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended October 31, 2002

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
Yes __________ No ____X_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____X_____ No __________

The number of shares of the issuer’s common equity outstanding as of May 25, 2006 was 25,415,944 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes __________ No _____X____

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

	Exhibit 31 - Management Certification	16

	Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF OCTOBER 31, 2002

ASSETS:
CURRENT ASSETS
Cash	$-
Accounts Recievalbes	-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$500,530
Bank overdraft	140
Accrued expenses and other liabilities	501,495
Notes Payables	185,550
Due to Factor	65,431
Total current liabilities	1,253,146
Commitments and Contengencies - Disputed Payables	215,199

Total liabilities	1,468,345

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 11,634,374 shares issued and outstanding	116,344
Paid in capital	17,810,425
Accumulated deficit	(19,395,114)
Total stockholders' equity (deficit)	(1,468,345)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
REVENUES:

Revenue	$21,440	$180,316	$62,193	$287,273
	21,440	180,316	62,193	287,273

COST OF SALES:	20,981	68,228	23,930	86,114

GROSS PROFIT	459	112,088	38,263	201,159

OPERATING EXPENSES:
General and administrative	39,530	152,401	205,583	340,443
Sales and marketing	300	3,061	6,795	9,114
Research and Development	-	516	-	912
Depreciation and amortization	-	-	930	-
Total operating expenses	39,830	155,978	213,307	350,469

OPERATING LOSS	(39,371)	(43,890)	(175,045)	(149,310)

OTHER (INCOME) AND EXPENSES
Interest expense	-	8,367	-	12,517
Interest Income	-	-	-	-
Gain on Disposal of Subsidary			-	(137,850)
Gain on Settlement of Law suit			-	(300,000)
Gain on Extinguishment of Debt	-	(798,148)	-	(798,148)
Other Income	-	(58,352)	(23,080)	(90,722)
Total other expense	-	(848,133)	(23,080)	(1,314,203)

NET LOSS	(39,371)	804,243	(151,964)	1,164,893

NET LOSS PER SHARE:
Basic:	$(0.00)	$0.08	$(0.01)	$0.11

Diluted:	$(0.00)	$0.08	$(0.01)	$0.11

Weighted Average Common Shares Outstanding
Basic	11,634,374	10,215,623	11,634,374	10,194,550
Diluted	11,634,374	10,215,623	11,634,374	10,194,550

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(151,964)	$1,164,893
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	-	2,623
Gain on extinguishment of debt	-	(798,148)
Noncash gaon on disposal of assets	-	(137,850)
Changes in assets and liabilities:
Accounts Recievables	-	(20,904)
Inventories	-	62,793
Prepaid and other current assets	-	(2,962)
Other assets	-	150
Accounts payable and accrued liabilities	62,241	(158,894)
Contingent and disputed liabilites		(261,929)
Notes Payables	115,981	131,651
Net cash (used) in operating activities:	26,258	(18,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payables	-	36,500
Repayment on Notes Payables		(11,850)
Payment of Capital Lease Obligations		(6,836)
Net cash provided by financing activities	-	17,814

INCREASE (DECREASE) IN CASH	26,258	(763)
CASH, BEGINNING OF PERIOD	(26,398)	2,101
CASH, END OF PERIOD	$(140)	$1,338

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt	$-	$59,900

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THREE AND SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001

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

The company has no fixed assets as of October 31, 2002 and 2001.

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

On March 21, 2006 The Company reincorporated in Washington and changed the company name to B-Teller, Inc. On March 22, 2006, the Company entered into a Merger Agreement with Bank Teller Ltd. a United Kingdom Corporation by exchanging 100% of the shares in Bank Teller Ltd. for 6,000,000 post split common shares of the company. On March 27, 2006 the company issued an additional 4,000,034 post split common shares for a convertible note. On May 8, 2006, 1,500,000 shares of common stock were issued to Midland FI Marketing Ltd. as a result of a contract for services. The commons shares were issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

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

NET REVENUES

Revenues for the quarter ended October 31, 2002 were $21,440 as compared to the quarter ended October 31, 2001 of $180,316. This decreased in revenue due to the closing of our business operations on September 2002.

SELLING AND PROMOTION

Sales and Promotion for the quarter ended October 31, 2002 were $299 as compared to the quarter ended October 31, 2001 of $3,061. This decreased in Sales and Promotion due to the closing of our business operations on September 2002.

OFFICE AND ADMINISTRATION

Office and Administration for the quarter ended October 31, 2002 were $39,530 as compared to the quarter ended October 31, 2001 of $152,401. This decreased in Office and Administration due to the closing of our business operations on September 2002.

GAIN ON EXTINGUISHMENT OF DEBT

In 2002 we closed our business operations due to lack of funding. Various liabilities previously incurred have been subsequently statutorily extinguished by the statute of limitation. The company had gains on extinguishment of debt for the quarter ended October 31, 2001 of $798,148; including the closing of the company’s Asian subsidiary. This debt was extinguished as it was beyond the statute of limitation. Also the company entered into a settlement agreement with the factor and Leslie Investment paid $17,500 in the settlement of this debt on behalf of the company.

OTHER EXPENSES AND INCOME

Other expenses and income was $0 for the quarter ended October 31, 2002 as compared to ($49,985) for the quarter ended October 31, 2001. In September 2002 the company closed its operations and had other income from the return of lease deposit of $23,080. In July 31, 2001the company disposed of its subsidiary in the United Kingdom of $137,850 and recognized a settlement of a law suit of $300,000 with proceeds and the remaining ha d other income and interest expense of $28,220. In October 31, 2001 the company had losses from a interest expense from factor of $8,367 and other income of $58,352.

NET INCOME (LOSS)

Our net loss for the quarter ended October 31, 2002 was $39,371 as a result of closing our business in September 2002 as compared to net income for the quarter ended October 31, 2001 was $804,243 as result of the write off the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Loss per share was $0.00 for the quarter ended October 31, 2002 as compared to the net income of .08 for the quarter ended October 31, 2001.

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