Form 10QSB
period 2003-01-31
B-TELLER INC
filed 2006-06-06
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2003

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

Cheyne House, Crown Court, 62-63 Cheapside, London England EC2V 6JP
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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JANUARY 31, 2003

ASSETS:
CURRENT ASSETS
Cash	$-
Accounts Recievalbes	-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$500,530
Accrued expenses and other liabilities	501,495
Notes Payables	185,550
Due to Factor	65,431
Total current liabilities	1,253,006
Commitments and Contengencies - Disputed Payables	215,199

Total liabilities	1,468,205

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 11,634,374 shares issued and outstanding	116,344
Paid in capital	17,810,425
Accumulated deficit	(19,394,974)
Total stockholders' equity (deficit)	(1,468,205)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002
REVENUES:

Revenue	$-	$159,317	$62,193	$446,591
	-	159,317	62,193	446,591

COST OF SALES:	-	10,311	23,930	96,426

GROSS PROFIT	-	149,006	38,263	350,165

OPERATING EXPENSES:
General and administrative	-	140,115	205,583	480,557
Sales and marketing	-	1,150	6,795	10,264
Research and Development	-	-	-	912
Depreciation and amortization	-	-	930	-
Total operating expenses	-	141,265	213,307	491,733

OPERATING LOSS	-	7,741	(175,045)	(141,568)

OTHER (INCOME) AND EXPENSES
Interest expense	-	268	-	12,788
Loss on Proposed Merger	-	46,805	-	46,805
Gain on Disposal of Subsidary			-	(137,690)
Gain on Settlement of Law suit			-	(300,000)
Gain on Extinguishment of Debt	-	-	-	(798,148)
Other Income	(140)	(51,797)	(23,220)	(142,679)
Total other expense	(140)	(4,724)	(23,220)	(1,318,924)

NET INCOME (LOSS)	140	12,465	(151,824)	1,177,356

NET INCOME (LOSS) PER SHARE:
Basic:	$0.00	$0.00	$(0.01)	$0.12
Diluted:	$0.00	$0.00	$(0.01)	$0.12

Weighted Average Common Shares Outstanding
Basic	11,634,374	10,215,623	11,634,374	10,144,662
Diluted	11,634,374	10,215,623	11,634,374	10,144,662

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(151,824)	$1,177,357
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	-	15,368
Gain on extinguishment of debt	-	(798,148)
Noncash gaon on disposal of assets	-	(137,850)
Changes in assets and liabilities:
Accounts Recievables	-	36,328
Inventories	-	63,594
Prepaid and other current assets	-	(30,867)
Other assets	-	(21,405)
Accounts payable and accrued liabilities	62,241	(455,113)
Notes Payables	115,981	185,521
Net cash (used) in operating activities:	26,399	34,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payables	-	55,787
Repayment on Notes Payables		(85,044)
Payment of Capital Lease Obligations		(6,836)
Net cash provided by financing activities	-	(36,093)

INCREASE (DECREASE) IN CASH	26,399	(1,308)
CASH, BEGINNING OF PERIOD	(26,398)	2,101
CASH, END OF PERIOD	$0	$793

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for debt	$-	$59,900

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2003 AND 2002

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

The company has no fixed assets as of January 31, 2003.

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

The company wrote off a total of $798,148 which included amounts due to from the closing of subsidiary in 2001. The Company settled its litigation with Performance Funding related to this unpaid debt. Leslie Investment paid $17,500 to settle this debt on behalf of the company.

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

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of it’s stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. for $100,000 which gave brief control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

On March 21, 2006 the Company reincorporated in Washington and changed the company name to B-Teller, Inc. On March 22, 2006, the Company entered into a Merger Agreement with Bank Teller Ltd. a United Kingdom Corporation by exchanging 100% of the shares in Bank Teller, Ltd for 6,000,000 post split common shares of the company. On March 27, 2006 the company issued an additional 4,000,034 post split common shares for a convertible note. On May 8, 2006, 1,500,000 shares of common stock were issued to Midland FI Marketing, Ltd as a result of a contract for services. The commons shares were issued pursuant to the exemption from the registration requirements of the federal securities laws provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

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

NET REVENUES

Revenues for the quarter ended January 31, 2003 were $0 as compared to the quarter ended January 31, 2002 of $159,317. This decrease in revenue was due to the closing of our business operations on September 2002.

SELLING AND PROMOTION

Sales and Promotion for the quarter ended January 31, 2003 were $0 as compared to the quarter ended January 31, 2002 of $1,150. This decrease in Sales and Promotion was due to the closing of our business operations on September 2002.

OFFICE AND ADMINISTRATION

Office and Administration for the quarter ended January 31, 2003 were $0 as compared to the quarter ended January 31, 2002 of $140,115. This decrease in Office and Administration was due to the closing of our business operations on September 2002.

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

OTHER EXPENSES AND INCOME

Other expenses and income was $140 for the quarter ended January 31, 2003 as compared to ($4,724) for the quarter ended January 31, 2002. In September 2002 the company closed its operations and had other income from the return of a lease deposit of $23,080. On July 31, 2001the company disposed of its subsidiary in the United Kingdom for $137,850 and recognized a settlement of a law suit of $300,000 with proceeds and the remaining other income and interest expense of $28,220. In January 31, 2002 the company had losses from a failed merger attempt of $46,805, interest expense from factor of $268, and other income of $51,797.

NET INCOME (LOSS)

Our net income for the quarter ended January 31, 2003 was $140 as a result of closing our business in September 2002 as compared to net income for the quarter ended January 31, 2002 of $12,466 as result of the write off of the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Loss per share was $0 for the quarter ended January 31, 2003 as compared to the net income of $0 for the quarter ended January 31, 2002.

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

B-TELLER, INC.

By /s/ Armando Russo
President

By /s/ J. A. Claydon
Secretary
June 5, 2006