Form 10QSB
period 2003-07-31
B-TELLER INC
filed 2006-06-06
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended July 31, 2003

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

PART I
FINANCIAL INFORMATION
PAGE

Item 1. Financial Statements
Balance Sheet
As of July 31, 2003	3
Statements of Operations
For the Three months ended July 31, 2003 and 2002	4
Statements of Cash Flows
For the Three months ended July 31, 2003 and 2002	5

Notes to the Financial Statements	6 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 3. Control and Procedures	15

Item 6. Exhibits and Reports on Form 8-K

CERTIFICATIONS

Exhibit 31 - Management Certification	16

Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JULY 31, 2003

ASSETS:
CURRENT ASSETS
Cash	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$348,115
Accrued expenses and other liabilities	476,495
Notes Payables	50,550
Due to Factor	65,432
Total current liabilities	940,592

Total liabilities	940,592

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 14,134,374 shares issued and outstanding	141,344
Paid in capital	17,810,425
Accumulated deficit	(18,892,360)
Total stockholders' equity (deficit)	(940,591)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

	Three Months Ended
	2003	2002
REVENUES:

Revenue	$-	$40,753
TOTAL REVENUE	-	40,753

COST OF SALES:	-	2,949

GROSS PROFIT	-	37,804

OPERATING EXPENSES:
General and administrative	-	166,052
Sales and marketing	-	6,495
Research and development	-	-
Depreciation and amortization	-	930
Total operating expenses	-	173,477

OPERATING LOSS	-	(135,674)

OTHER (INCOME) AND EXPENSES
Gain on Disposal of Subsidary	-	-
Gain on Settlement of Lawsuit
Interest Expense	-	-
Other Income	-	(23,080)
Loss on disposal of assets	-	-
Total other expense	-	(23,080)

NET LOSS	-	(112,593)

NET LOSS PER SHARE:
Basic:	$-	$(0.01)

Diluted:	$-	$(0.01)

Weighted Average Common Shares Outstanding
Basic	14,134,374	11,634,374
Diluted	14,134,374	11,634,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$-	$(112,593)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	-	-
Noncash gain on disposal of Subsidary	-	-
Changes in assets and liabilities:
Accounts Recievables	-	(4,393)
Inventories	-	-
Prepaid and other current assets	-	-
Other assets	-	-
Accounts payable and accrued liabilities	-	63,326
Other Liabilities	-	80,550
Net cash (used) in operating activities:	-	26,890

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payables	-	-
Payment on Notes Payables	-	-
Payment of Capital Lease Obligations	-	-
Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	26,890
CASH, BEGINNING OF PERIOD	-	(26,398)
CASH, END OF PERIOD	$-	$491

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

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

The company has no fixed assets as of July 31, 2003 and 2002.

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

The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at July 31, 2003 $65,431 and July 31, 2001 of $30,000 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

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

NET REVENUES

There were no revenues for the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 of $40,753. This decreased in revenue due to the closing of our business operations on September 2002.

SELLING AND PROMOTION

There were no sales and promotion for the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 of $6,495. This decreased in sales and promotion due to the closing of our business operations on September 2002.

OFFICE AND ADMINISTRATION

There were no office and administration for the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 of $166,052. This decreased in office and administration due to the closing of our business operations on September 2002.

OTHER EXPENSES AND INCOME

There were no other expenses and income for the quarter ended July 31, 2003 as compared to ($23,080) for the year ended July 31, 2002. In July 31, 2002 the company closed its operations and had other income from the return of lease deposit of $23,080.

NET INCOME (LOSS)

There were no net income (loss) for the quarter ended July 31, 2003 as compared to $112,593 in July 31, 2002 a result of the closing of the business operation in September 2002.

NET LOSS AND INCOME PER SHARE

There were no per share for the three months ended July 31, 2003 as compared to $.01 three months ended July 31, 2002.

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