Form 10QSB
period 2003-10-31
B-TELLER INC
filed 2006-06-06
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2003

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

Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past 90 days.

Yes	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

The number of shares of the issuer’s common equity outstanding as of May 25, 2006 was 25,415,944 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

PART I

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

	Exhibit 31 - Management Certification	16

	Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF OCTOBER 31, 2003

ASSETS:
CURRENT ASSETS
Cash	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$348,115
Accrued expenses and other liabilities	476,495
Notes Payables	50,550
Due to Factor	65,431
Total current liabilities	940,591

Total liabilities	940,591

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 14,134,374 shares issued and outstanding	141,344
Paid in capital	17,810,425
Accumulated deficit	(18,892,360)
Total stockholders' equity (deficit)	(940,591)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
REVENUES:

Revenue	$-	$21,440	$-	$287,273
	-	21,440	-	287,273

COST OF SALES:	-	20,981	-	86,114

GROSS PROFIT	-	459	-	201,159

OPERATING EXPENSES:
General and administrative	-	39,530	-	340,443
Sales and marketing	-	300	-	9,114
Research and Development	-	-	-	912
Depreciation and amortization	-	-	-	-
Total operating expenses	-	39,830	-	350,469

OPERATING LOSS	-	(39,371)	-	(149,310)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	12,517
Interest Income	-	-	-	-
Gain on Disposal of Subsidary			-	(137,850)
Gain on Settlement of Law suit			-	(300,000)
Gain on Extinguishment of Debt	-	-	-	(798,148)
Other Income	-	-	-	(90,722)
Total other expense	-	-	-	(1,314,203)

NET LOSS	-	(39,371)	-	1,164,893

NET LOSS PER SHARE:
Basic:	$-	$(0.00)	$-	$0.11

Diluted:	$-	$(0.00)	$-	$0.11

Weighted Average Common Shares Outstanding
Basic	14,134,374	11,634,374	14,134,374	10,194,550
Diluted	14,134,374	11,634,374	14,134,374	10,194,550

See the accompanying notes to these unaudited financial statements

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$-	$(151,964)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	-	-
Gain on extinguishment of debt	-	-
Noncash gaon on disposal of assets	-	-
Changes in assets and liabilities:
Accounts Recievables	-	-
Inventories	-	-
Prepaid and other current assets	-	-
Other assets	-	-
Accounts payable and accrued liabilities	-	62,241
Contingent and disputed liabilites
Notes Payables	-	115,981
Net cash (used) in operating activities:	-	26,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payables	-	-
Repayment on Notes Payables
Payment of Capital Lease Obligations
Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	26,258
CASH, BEGINNING OF PERIOD	-	(26,398)
CASH, END OF PERIOD	$-	$(140)

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

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

At the same time in March 13, 2006 the company changed its capital structure by a 100 to 1 reverse split of its shares from 16,634,374 to 166,344.

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

The company has no fixed assets as of October 31, 2003 and 2002.

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

NET REVENUES

There were no revenues for the quarter ended October 31, 2003 as compared to $21,440 for the quarter ended October 31, 2002. This decrease in revenue was due to the closing of our business operations on September 2002.

SELLING AND PROMOTION

There were no sales and promotion for the quarter ended October 31, 2003 as compared to $299 for the quarter ended October 31, 2002. This decrease in Sales and Promotion was due to the closing of our business operations on September 2002.

OFFICE AND ADMINISTRATION

There were no office and administration for the quarter ended October 31, 2003 as compared to $39,530 for the quarter ended October 31, 2002. This decrease in Office and Administration was due to the closing of our business operations on September 2002.

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

OTHER EXPENSES AND INCOME

There were no other expenses and income quarters ended October 31, 2003 and 2002. In September 2002 the company closed its operations and had other income from the return of a lease deposit of $23,080.

NET INCOME (LOSS)

There was no net income or loss for the quarter ended October 31, 2003 as compared to $39,371 for the quarter ended October 31, 2002. We closed our business in September 2002.

NET INCOME PER SHARE

There was no net income per share for the quarters ended October 31, 2003 and 2002.

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