Form 10QSB
period 2004-01-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2004

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

Yes ____________ No _____X_____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____X_____  No ___________

The number of shares of the issuer’s common equity outstanding as of May 25, 2006 was 25,415,944 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes ____________ No _____X_____

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

PART I

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

	Exhibit 31 - Management Certification	16

	Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JANUARY 31, 2004

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

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
REVENUES:

Revenue	$-	$-	$-	$62,193
	-	-	-	62,193

COST OF SALES:	-	-	-	23,930

GROSS PROFIT	-	-	-	38,263

OPERATING EXPENSES:
General and administrative	-	-	-	205,583
Sales and marketing	-	-	-	6,795
Research and Development	-	-	-	-
Depreciation and amortization	-	-	-	930
Total operating expenses	-	-	-	213,307

OPERATING LOSS	-	-	-	(175,045)

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	-
Loss on Proposed Merger	-	-	-	-
Gain on Disposal of Subsidary			-	-
Gain on Settlement of Law suit			-	-
Gain on Extinguishment of Debt	-	-	-	-
Other Income	-	(140)	-	(23,220)
Total other expense	-	(140)	-	(23,220)

NET INCOME (LOSS)	-	140	-	(151,824)

NET INCOME (LOSS) PER SHARE:
Basic:	$-	$0.00	$-	$(0.01)

Diluted:	$-	$0.00	$-	$(0.01)

Weighted Average Common Shares Outstanding
Basic	14,134,374	11,634,374	14,134,374	11,634,374
Diluted	14,134,374	11,634,374	14,134,374	11,634,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$-	$(151,824)

Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	62,241
Notes Payables	-	115,981
Net cash (used) in operating activities:	-	26,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	26,399
CASH, BEGINNING OF PERIOD	-	(26,398)
CASH, END OF PERIOD	$-	$0

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

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

Significant issues that effect the company

Management, consisted of James Copland, President, CEO, and Chairman and he resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of its stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. which briefly gave control to Titan Holdings, Ltd. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

The company has no fixed assets as of January 31, 2004 and 2003.

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

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of its stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. for $100,000 which gave brief control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

NET INCOME

We had no net income or loss for the quarters ended January 31, 2004 and 2003.

NET INCOME PER SHARE

We had no Net Income or Loss per share for the quarters ended January 31, 2004 and 2003.

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
June 6, 2006