Form 10QSB
period 2004-07-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2004

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

	PART I
	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements
	Balance Sheet
	As of July 31, 2004	3
	Statements of Operations
	For the Three ended July 31, 2004 and 2003	4
	Statements of Cash Flows
	For the Three months ended July 31, 2004 and 2003	5

	Notes to the Financial Statements	6 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10 - 15

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

	Exhibit 31 - Management Certification	16

	Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JULY 31, 2004
ASSETS:
CURRENT ASSETS
Cash	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$276,933
Accrued expenses and other liabilities	476,495
Notes Payables	50,550
Due to Factor	65,432
Total current liabilities	869,410

Total liabilities	869,410

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 14,134,374 shares issued and outstanding	141,344
Paid in capital	17,810,425
Accumulated deficit	(18,821,179)
Total stockholders' equity (deficit)	(869,410)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

Three Months Ended
	2004	2003
REVENUES:

Revenue	$-	$-
TOTAL REVENUE	-	-

COST OF SALES:	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	-
Sales and marketing	-	-
Research and development	-	-
Depreciation and amortization	-	-
Total operating expenses	-	-

OPERATING LOSS	-	-

OTHER (INCOME) AND EXPENSES
Gain on Disposal of Subsidary	-	-
Gain on Settlement of Lawsuit
Interest Expense	-	-
Other Income	-	-
Loss on disposal of assets	-	-
Total other expense	-	-

NET LOSS	-	-

NET LOSS PER SHARE:
Basic:	$-	$-

Diluted:	$-	$-

Weighted Average Common Shares Outstanding
Basic	14,134,374	14,134,374
Diluted	14,134,374	14,134,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$-	$-
Adjustments to reconcile net income to net cash (used in) operating activities:
Changes in assets and liabilities:
Accounts Recievables	-	-
Prepaid and other current assets	-	-
Accounts payable and accrued liabilities	-	-
Net cash (used) in operating activities:	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-
Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

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

The company has no fixed assets as of July 31, 2004 and 2003.

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

The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at July 31, 2004 $65,431 and July 31, 2002 of $65,431 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

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

NET REVENUES

We have had no revenues since 2002 when we closed our business operations.

SELLING AND PROMOTION

We have had no selling and promotion expense since we closed our business operations.

OFFICE AND ADMINISTRATION

In 2002 we closed our business operations.

NET INCOME (LOSS)

There were no net income (loss) for the quarters ended July 31, 2004 and 2003 a result of the closing of the business operation in September 2002.

NET LOSS AND INCOME PER SHARE

There were no per share for the three months ended July 31, 2004 and 2003.

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