Form 10QSB
period 2004-10-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2004

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

Exhibit 31 - Management Certification		16

Exhibit 32 - Sarbanes-Oxley Act		17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF OCTOBER 31, 2004

ASSETS:
CURRENT ASSETS
Cash	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$276,933
Accrued expenses and other liabilities	451,495
Notes Payables	50,550
Total current liabilities	778,978

Total liabilities	778,978

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 16,634,374 shares issued and outstanding	166,344
Paid in capital	17,810,425
Accumulated deficit	(18,755,748)
Total stockholders' equity (deficit)	(778,978)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
REVENUES:

Revenue	$-	$-	$-	$-
	-	-	-	-

COST OF SALES:	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	-	-	-	-
Sales and marketing	-	-	-	-
Total operating expenses	-	-	-	-

OPERATING LOSS	-	-	-	-

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	-
Interest Income	-	-	-	-
Gain on Extinguishment of Debt	(65,431)	-	(65,431)	-
Total other expense	(65,431)	-	(65,431)	-

NET LOSS	65,431	-	65,431	-

NET LOSS PER SHARE:
Basic:	$0.00	$-	$0.00	$-

Diluted:	$0.00	$-	$0.00	$-

Weighted Average Common Shares Outstanding
Basic	16,607,778	14,134,374	16,607,778	14,134,374
Diluted	16,607,778	14,134,374	16,607,778	14,134,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$65,431	$-
Adjustments to reconcile net income to net cash (used in) operating activities:
Gain on extinguishment of debt	(65,431)	-
Changes in assets and liabilities:
Accounts Recievables	-	-
Prepaid and other current assets	-	-
Accounts payable and accrued liabilities	-	-
Net cash (used) in operating activities:	0	-

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	0	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$0	$-

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

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

The company has no fixed assets as of October 31, 2004 and 2003.

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

The Company settled its litigation with Performance Funding related to this unpaid debt. Leslie Investment paid $17,500 to settle this debt on behalf of the company. The company extinguished debt of factor of $65,431 and settled the litigation with Performance funding by Leslie Investment loan of $17,500.

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

GAIN ON EXTINGUISHMENT OF DEBT

In 2002 we closed our business operations due to lack of funding. Various liabilities previously incurred have been subsequently statutorily extinguished by the statute of limitation. The company had gains on extinguishment of debt for the year ended of $65,431; including due to factor of $65,431. This debt was extinguished as it was beyond the statute of limitation. Also the company entered into a settlement agreement with the factor and Leslie Investment paid $17,500 in the settlement of this debt on behalf of the company.

NET INCOME

Our net Income for the quarter ended October 31, 2004 was $65,431 as a result of the write off the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Income per share was $0.00 for quarter ended October 31, 2004.

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

ITEM 1.LEGAL PROCEEDINGS

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