Form 10QSB
period 2005-01-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2005

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

Exhibit 31 - Management Certification		16

Exhibit 32 - Sarbanes-Oxley Act		17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JANUARY 31, 2005

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

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
REVENUES:

Revenue	$-	$-	$-	$-
	-	-	-	-

COST OF SALES:	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	-	-	-	-
Sales and marketing	-	-	-	-
Total operating expenses	-	-	-	-

OPERATING LOSS	-	-	-	-

OTHER (INCOME) AND EXPENSES
Interest expense	-	-	-	-
Gain on Extinguishment of Debt	-	-	(65,431)	-
Total other expense	-	-	(65,431)	-

NET INCOME (LOSS)	-	-	65,431	-

NET INCOME (LOSS) PER SHARE:
Basic:	$-	$-	$0.00	$-

Diluted:	$-	$-	$0.00	$-

Weighted Average Common Shares Outstanding
Basic	16,634,374	14,134,374	16,634,374	14,134,374
Diluted	16,634,374	14,134,374	16,634,374	14,134,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$65,431	$-
Adjustments to reconcile net income to net cash (used in) operating activities:
Gain on extinguishment of debt	(65,431)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	-
Notes Payables	-	-
Net cash (used) in operating activities:	0	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	0	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$0	$-

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

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

The company has no fixed assets as of January 31, 2005 and 2004.

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

NET REVENUES

W e had no revenues since 2002 when we closed our business operations.

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

NET INCOME

We had no net income or loss for the quarters ended January 31, 2005 and 2004.

NET INCOME PER SHARE

We had no Net Income or Loss per share for the quarter ended January 31, 2005 and 2004.

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