Form 10QSB
period 2005-07-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

PART I

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

	Exhibit 31 - Management Certification	16

	Exhibit 32 - Sarbanes-Oxley Act	17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF JULY 31, 2005

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

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

Three Months Ended
	2005	2004
REVENUES:

Revenue	$-	$-
TOTAL REVENUE	-	-

COST OF SALES:	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
General and administrative	-	-
Sales and marketing	-	-
Total operating expenses	-	-

OPERATING LOSS	-	-

OTHER (INCOME) AND EXPENSES
Gain on Extingusishment of Debt	-	-
Total other expense	-	-

NET LOSS	-	-

NET LOSS PER SHARE:
Basic:	$-	$-

Diluted:	$-	$-

Weighted Average Common Shares Outstanding
Basic	16,634,374	14,134,374
Diluted	16,634,374	14,134,374

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

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
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

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

The company has no fixed assets as of July 31, 2005 and 2004.

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

11.	SUBSEQUENT EVENTS

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

12.	GOING CONCERN ISSUES

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

NET REVENUES

There were no revenues since 2002 when we closed our business operations.

SELLING AND PROMOTION

There were no selling and promotion expense since we closed our business operations.

OFFICE AND ADMINISTRATION

In 2002 we closed our business operations.

NET INCOME (LOSS)

There was no net income (loss) for the quarters ended July 31, 2005 and 2004 a result of the closing of the business operation in September 2002.

NET LOSS AND INCOME PER SHARE

There were no earnings per share for the three months ended July 31, 2005 and 2004.

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