Form 10QSB
period 2005-10-31
B-TELLER INC
filed 2006-06-07
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2005

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

B-TELLER, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Control and Procedures.	15

Item 6.	Exhibits and Reports on Form 8-K

CERTIFICATIONS

Exhibit 31 - Management Certification		16

Exhibit 32 - Sarbanes-Oxley Act		17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

B-TELLER, INC.
BALANCE SHEET (UNAUDITED)
AS OF OCTOBER 31, 2005

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

B-TELLER, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
REVENUES:

Revenue	$-	$-	$-	$-
	-	-	-	-

COST OF SALES:	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
General and administrative	-	-	-	-
Sales and marketing	-	-	-	-
Total operating expenses	-	-	-	-

OPERATING LOSS	-	-	-	-

OTHER (INCOME) AND EXPENSES
Gain on Extinguishment of Debt	-	(65,431)	-	(65,431)
Total other expense	-	(65,431)	-	(65,431)

NET LOSS	-	65,431	-	65,431

NET LOSS PER SHARE:
Basic:	$-	$0.00	$-	$0.00

Diluted:	$-	$0.00	$-	$0.00

Weighted Average Common Shares Outstanding
Basic	16,634,374	16,607,778	16,634,374	16,607,778
Diluted	16,634,374	16,607,778	16,634,374	16,607,778

See the accompanying notes to these unaudited financial statements.

B-TELLER, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$-	$65,431
Adjustments to reconcile net income to net cash (used in) operating activities:
Gain on extinguishment of debt	-	(65,431)
Changes in assets and liabilities:
Accounts Recievables	-	-
Prepaid and other current assets	-	-
Accounts payable and accrued liabilities	-	-
Net cash (used) in operating activities:	-	0

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash (used) and provided by investing activities:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	0
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$0

See the accompanying notes to these unaudited financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

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

The company has no fixed assets as of October 31, 2005 and 2004.

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

NET INCOME

There was no net income or loss for the quarter ended October 31, 2005 and 2004.

NET INCOME PER SHARE

Net Income per share was $0.00 for quarter ended October 31, 2005 and 2004.

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