Form 10KSB
period 2005-04-30
B-TELLER INC
filed 2006-07-20
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended April 30, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on May 25, 2006, was approximately $13,540,395.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

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

OVERVIEW

B-Teller, Inc. (“B-Teller”) (formerly known as Hot Products, Inc.com) and (formerly SC&T International, Inc.) was formed in June 1993. In March 2006 the company changed its name to B-Teller, Inc. and reincorporated in Washington. In the past we developed, engineered and marketed accessory and peripheral products for the personal computer and video segments for the OEM and retail Channels. Our stock was de-listed from the NASDAQ in 1997, as a direct result of our accounting firm’s untimely resignation during the 10K audit period. Through the resignation, we were late in our annual 10K with the SEC and the NASD elected to de-list us from the Small Cap Market onto the Bulletin Board.

In 2002 we closed our business operations due to lack of funding and we were de-listed to the pink sheets for lack of current Securities and Exchange Commission filings. We have been a dormant shell since 2002 to present.

SUBSIDIARIES

In 2002 the previously consolidated subsidiaries were abandoned. On March 27, 2006 the company reversed merged with Bankteller Ltd. by the exchange of 10,000,000 common shares for 100% of Bankteller Ltd. which is now the company’s wholly owned subsidiary.

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

FISCAL 2005 Pre-split	HIGH BID	LOW BID

Quarter Ended April 30, 2005	$.01	$.01

Quarter Ended January 31, 2005	.01	.01

Quarter Ended October, 31, 2004	.01	.01

Quarter Ended July 31, 2004	.01	.01

FISCAL 2004 Pre-split	HIGH BID	LOW BID

Quarter Ended April 30, 2004	$.01	$.01

Quarter Ended January 31, 2004	.01	.01

Quarter Ended October, 31, 2003	.01	.01

Quarter Ended July 31, 2003	.01	.01

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

On March 21, 2006, 6,000,000 shares of common stock were issued in exchange for of all of the shares of Bankteller Ltd. a United Kingdom Corporation.

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

NET REVENUES

W e has had no revenues since 2002 when we closed our business operations.

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

NET INCOME

Our net Income for the year ended April 30, 2005 was $65,431 as a result of the write off the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Income per share was $0.00 for year ended April 30, 2005.

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

We have audited the accompanying balance sheet of B-Teller, Inc., fka Hot Products, Inc.com (the "Company"), as of April 30, 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Teller, Inc., fka Hot Products, Inc.com as of April 30, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern.

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
May 16, 2006,

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
BALANCE SHEET
At April 30, 2005

ASSETS	April 30, 2005

CURRENT ASSETS
Cash	$-
Accounts receivable	-
Prepaid expenses and other current assets	-
Total current assets	-

PROPERTY AND EQUIPMENT, net	-

OTHER ASSETS	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Due To Factor	0
Accounts Payable	276,933
Notes Payable	50,550
Accrued Liabilities	451,495
Total current liabilities	778,978

Commitments and Contingencies	-
Total liabilities	778,978

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 16,634,374 shares issued and outstanding	166,344
Paid in capital	17,810,425
Accumulated deficit	(18,755,748)
Total stockholders' equity (deficit)	(778,978)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2005

April 30, 2005
REVENUES:
Revenue	$-
Total
Cost of Goods Sold	-
GROSS PROFIT	-
OPERATING EXPENSES:
General and Administrative	-
Sales and Marketing	-
Depreciation and amortization	-
Total operating expenses	-
OPERATING LOSS	-

OTHER (INCOME) AND EXPENSES
Gain on the extinguishment of Debt	(65,431)
Total Other Expense (Income)	(65,431)

INCOME (LOSS) BEFORE INCOME TAXES	65,431
INCOME TAX (BENEFIT) PROVISION	-
NET INCOME (LOSS)	$65,431

NET LOSS PER SHARE:

Basic:	$0.00

Diluted:	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	16,627,525

Diluted	16,627,525

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEAR ENDED APRIL 30, 2005

	Common Stock		Paid-in	Treasury	Subscirption	Accumulated
	Shares	Amount	Capital	Stock	Receivable	Deficit	Total

BALANCE APRIL 30, 2004	14,134,374	141,344	17,810,425	$-	$-	$(18,821,179)	$(869,410)
Common Stock for Services	2,500,000	25,000					25,000
Net income						65,431	65,431
BALANCE APRIL 30, 2005	16,634,374	166,344	17,810,425	$-	$-	$(18,755,747)	$(778,979)

The accompanying notes are an integral part of these financial statements

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF CASH FLOW
FOR THE YEAR ENDED APRIL 30, 2005

April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$65,431
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	-
Discontinued Product Line	-
Gain on the Extinguishment of Debt	(65,431)
Changes in assets and liabilities:
Trade accounts receivable	-
Inventories	-
Prepaid and other current assets	-
Other assets	-
Accounts Payables	-
Accrued Management fees	-
Net cash (used in) operating activities	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) provided by investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholders	-

Net cash provided by (used in) financing activities	-

INCREASE (DECREASE) IN CASH	-
CASH, BEGINNING OF YEAR	-
CASH, END OF YEAR	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED APRIL 30, 2005

1.	ORGANIZATION AND BASIS OF PRESENTATION

B-Teller, Inc (formerly Hot Products, Inc.com, formerly SC&T International, Inc., (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. The company closed in September 2002 due to unsuccessful business ventures and lack of financing.

In February 2006, Leslie Investment sold 100% of its common shares to Titan Holdings Inc. In March 2006 the company reincorporated in Washington and changed its name to B-Teller, Inc.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company was unsuccessful and was shut down in September 2002.

Significant issues that effect the company

Management, consisted of James Copland, President, CEO, and Chairman and he resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of its stock to Northwest Corporate Services who in turn sold to Titan Holdings Inc. which briefly gave control to Titan Holdings Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). A summary of the Company's significant accounting policies follows:

(a)   B-Teller, Inc. (formerly Hot Products, Inc.com, formerly SC&T International, Inc.,) (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries

(b)   Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The company has no fixed assets as of April 30, 2005.

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

The company wrote off a total of $65,431 which included $65,431 in amounts due to factor. The Company settled its litigation with Performance Funding related to this unpaid debt. Leslie Investment paid $17,500 to settle this debt on behalf of the company.

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

The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor. The Company settled its litigation with Performance Funding related to this unpaid debt

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

All amounts reflected as liabilities as of April 30, 2005 were subsequently extinguished due to expiration of the statute of limitations, settlement, forgiveness, or issuance of common stock.

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

On May 16, 2006, Nicolas Alexander resigned as director and J C Claydon was appointed Secretary and Director.

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

Name and Address	Number of Shares Beneficially Owned (1)	Percent of Total (1)

Bankteller Ltd.	15,000,000 (1)	59%
Armando Russo	0	0%
Nicolas Alexander	0	0%

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

Name and Address	Number of Shares Beneficially Owned (1)	Percent of Total (1)

Leslie Investment	6,390,016	39%

Includes common stock owned and stock options.

SEE SIGNIFICANT ISSUES THAT EFFECT THE COMPANY FOOTNOTE #1

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

By /s/ J.A. Claydon
Secretary