Form 10KSB
period 2004-04-30
B-TELLER INC
filed 2006-07-21
CIK 1000079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Year Ended April 30, 2004

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

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

FISCAL 2004	Pre-split	HIGH BID	LOW BID

Quarter Ended	April 30, 2004	$ .01	$ .01

Quarter Ended	January 31, 2004	.01	.01

Quarter Ended	October, 31, 2003	.01	.01

Quarter Ended	July 31, 2003	.01	.01

FISCAL 2003	Pre-split	HIGH BID	LOW BID

Quarter Ended	April 30, 2003	$ .01	$ .01

Quarter Ended	January 31, 2003	.01	.01

Quarter Ended	October, 31, 2002	.01	.01

Quarter Ended	July 31, 2002	.01	.01

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

OFFICE AND ADMINISTRATION

In 2002 we closed our business operations. In 2004, the company had expenses of 22,685 for the additional costs to pay to expenses related to the company that were funded by Leslie Investment.

GAIN ON EXTINGUISHMENT OF DEBT

In 2002 we closed our business operations due to lack of funding. Various liabilities previously incurred have been subsequently statutorily extinguished by the statute of limitation. The company had gains on extinguishment of debt for the year ended of $93,866; including accounts payables of $71,181, accrued liabilities to the former officer of $22,685. This debt was extinguished as it was beyond the statute of limitation.

NET INCOME

Our net Income for the year ended April 30, 2004 was $71,181 as a result of the write off the liabilities from a gain on extinguishment of debt.

NET INCOME PER SHARE

Net Income per share was $0.01 for year ended April 30, 2004.

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

We have audited the accompanying balance sheet of B-Teller, Inc., fka Hot Products, Inc.com (the "Company"), as of April 30, 2004 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Teller, Inc., fka Hot Products, Inc.com as of April 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
May 16, 2006

744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174, seclarkcpa@aol.com

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
BALANCE SHEET
At April 30, 2004

ASSETS	April 30, 2004

CURRENT ASSETS
Cash	$-
Accounts receivable	-
Prepaid expenses and other current assets	-
Total current assets	-

PROPERTY AND EQUIPMENT, net	-
OTHER ASSETS	-
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Due To Factor	65,431
Accounts Payable	276,933
Notes Payable	50,550
Accrued Liabilities	476,495
Total current liabilities	869,410

Commitments and Contingencies	-
Total liabilities	869,410

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 33,332,747 shares authorized, 14,134,374 shares issued and outstanding	141,344
Paid in capital	17,810,425
Accumulated deficit	(18,821,179)
Total stockholders' equity (deficit)	(869,410)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED APRIL 30, 2004

April 30, 2004
REVENUES:
Revenue	$-
Total
Cost of Goods Sold	-
GROSS PROFIT	-
OPERATING EXPENSES:
General and Administrative	22,685
Sales and Marketing	-
Depreciation and amortization	-
Total operating expenses	22,685
OPERATING LOSS	(22,685)

OTHER (INCOME) AND EXPENSES
Gain on the extinguishment of Debt	(93,867)
Total Other Expense (Income)	(93,867)

INCOME BEFORE INCOME TAXES	71,181

INCOME TAX (BENEFIT) PROVISION	-

NET INCOME	$71,181

NET INCOME PER SHARE:

Basic:	$0.01
Diluted:	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	14,134,374
Diluted	14,137,374

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF STOCKHOLDERS EQUITY
FOR THE YEAR ENDED APRIL 30, 2004

	Common Stock Shares	Amount	Paid-in Capital	Treasury Stock	Subscirption Receivable	Accumulated Deficit	Total

BALANCE APRIL 30, 2003	14,134,374	141,344	17,810,425	$-	$-	$(18,892,360)	$(940,591)

Net Income						71,181	71,181
BALANCE APRIL 30, 2004	14,134,374	141,344	17,810,425	$-	$-	$(18,821,179)	$(869,410)

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
STATEMENT OF CASH FLOW
FOR THE YEAR ENDED APRIL 30, 2004

April 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss)	$71,181

Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and amortization	-
Discontinued Product Line	-
Gain on the Extinguishment of Debt	(93,867)
Changes in assets and liabilities:
Trade accounts receivable	-
Inventories	-
Prepaid and other current assets	-
Other assets	-
Accounts Payables	-
Accrued Management fees	-
Net cash (used in) operating activities	(22,685)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) provided by investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to) shareholders	22,685

Net cash provided by (used in) financing activities	22,685

INCREASE (DECREASE) IN CASH	-
CASH, BEGINNING OF YEAR	-
CASH, END OF YEAR	$-

The accompanying notes are an integral part of these financial statements.

B-TELLER, INC. (FKA HOT PRODUCTS, INC.COM)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED APRIL 30, 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

B-Teller, Inc. (formerly Hot Products, Inc.com, formerly SC&T International, Inc., (the "Company") was formed in 1993 for the purpose of developing and marketing accessory and peripheral products for the computer and video game industries. The company closed in September 2002 due to unsuccessful business ventures and lack of financing.

In February 2006, Leslie Investment sold 100% of its common shares to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. which briefly gave control to Titan Holdings Ltd. In March 2006 the company reincorporated in Washington and changed its name to B-Teller, Inc.

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

(k)    Income (Loss) Per Share - Basic Income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted income per share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding for the period.

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

The company has no fixed assets as of April 30, 2004.

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

The company wrote off a total of $93,866 which included $71,181 in accounts payables, and $22,635 in accrued liabilities primarily paid by Leslie Investments.

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

James Copland, President, CEO, and Chairman resigned on February, 21, 2006. The Company appointed Armando Russo as President and Director. Leslie Investment sold all of his stock to Northwest Corporate Services who in turn sold to Titan Holdings, Inc. for $100,000 which briefly gave control to Titan Holdings, Inc. On March 21, 2006, the company reincorporated in the State of Washington and changed its name to B-Teller, Inc.

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

The Company entered into an agreement with a factor in October 1998. The terms of the agreement provide for advances up to 75% of receivables factored and a 2% discount payable upon submission of invoices to factor. A discount fee of 10% per day up to 90 days is charged from date of advance until payment by customer. A 15% fee is charged for accounts unpaid after 90 days. Credit risk remains with the Company except for account debtor bankruptcy. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor. The amount was subsequently extinguished through asset forfeiture, litigation and settlement by Mr. Copeland.

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

All amounts reflected as liabilities as of April 30, 2004 were subsequently extinguished due to expiration of the statute of limitations, settlement, forgiveness, or issuance of common stock.

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

On May 16, 2006, Nicolas Alexander resigned as director and J C Claydon was appointed Secretary and Director.

BANKTELLER LTD. PROFORMA BALANCE SHEET
FOR THE PERIOD ENDED MARCH 31, 2006 (Unaudited)

As of March 31, 2006
ASSETS
Current assets
Cash	$175
Total current assets	175
Total assets	$175
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts Payable	$18,500
Total current liabilities	18,500

Total liabilities	18,500
Stockholders' equity
Common stock; no par value; unlimited authorized shares 100 shares issued and outstanding Equity
Accumulated deficit	(18,500)

Total stockholders' deficit	(18,325)

Total liabilities and stockholders' equity	175

BANKTELLER LTD. PROFORMA INCOME STATEMENT (Unaudited) 2006:

March 3, 2006 (Inception) through March 31, 2006

Revenue	$--

Operating expenses
General and administrative	16,000
Network	2,500

Total operating expenses	18,500

Loss from operations	(18,500)

Other income (expenses):
Other expense	-
Total other income (expenses)	--

Loss before provision for income taxes	(18,500)
Provision for income taxes	--

Net loss	$(18,500)

BANKTELLER LTD. PROFORMA STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE PERIOD ENDED MARCH 31, 2006 (Unaudited)

	Common Stock		Additional Paid-in	Subscribed	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balance at March 3, 2006 (Date of inception)	--	$--	$--	$--	$--	$--

Common Stock Issued, March 3, 2006	100	175	0		0	175

Net loss	--	--	--	--	--	--

Balance at March 31, 2006	100	$175	--	--	(18,500)	(18,325)

13.	GOING CONCERN ISSUES

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